Form 10-Q
period 1997-03-31
AHL SERVICES INC
filed 1997-05-14
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
[MARK ONE]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-22195

                               AHL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             GEORGIA                                        58-2277249
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


 3353 Peachtree Road, NE, Atlanta, GA                         30326
----------------------------------------                -------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   (404) 267-2222
                                                  -------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes        No    X
                                       -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,853,430 shares on April 30, 1997.

                               AHL SERVICES, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                    Page No.
                                                                                    --------

PART I   FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets                                        2
            March 31, 1997 (Unaudited) and December 31, 1996

         Condensed Consolidated Statements of Operations                              3
            (Unaudited) - Quarters Ended March 31, 1997 and March 31, 1996

         Condensed Consolidated Statements of Cash Flows                              4
           (Unaudited) - Quarters Ended March 31, 1997 and March 31, 1996

         Notes to Condensed Consolidated Financial Statements                         5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                          6

PART II  OTHER INFORMATION AND SIGNATURE

ITEM 6.  Exhibits and Reports on Form 8-K                                             9



SIGNATURE                                                                            10

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                              ASSETS                                        MARCH 31, 1997 DECEMBER 31, 1996
                                                                            -------------- -----------------
                                                                              (unaudited)

   CURRENT ASSETS:
            Cash                                                                 $  2,017    $  1,842
            Accounts receivable, less allowance for doubtful accounts
             of $375 and $341 in 1997 and 1996, respectively                       34,964      34,692
            Prepaid expenses and other                                              3,787       4,341
                                                                                 --------    --------
                              Total current assets                                 40,768      40,875
                                                                                 --------    --------

   PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $8,731 and $8,308 in 1997 and 1996, respectively               7,790       5,674
   INTANGIBLES, net of accumulated amortization of $580 and $497 in
     1997 and 1996, respectively                                                    4,127       4,141
   OTHER ASSETS                                                                     1,209       1,263
                                                                                 --------    --------
                                                                                 $ 53,894    $ 51,953
                                                                                 ========    ========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
            Accounts payable                                                     $  5,926    $  4,667
            Accrued payroll and other liabilities                                  14,064      15,413
            Current portion of self-insurance reserves                                700         640
            Income taxes payable                                                    1,506       1,185
            Current portion of long-term debt                                       1,768       1,617
                                                                                 --------    --------
                              Total current liabilities                            23,964      23,522
                                                                                 --------    --------

   LONG-TERM DEBT, less current portion                                            22,333      19,178
                                                                                 --------    --------
   SELF-INSURANCE RESERVES, less current portion                                    2,800       2,560
                                                                                 --------    --------
   DEFERRED INCOME TAXES                                                                0          50
                                                                                 --------    --------
   REDEEMABLE WARRANT                                                                 750         706
                                                                                 --------    --------
   NOTE PAYABLE TO SHAREHOLDER                                                          0         528
                                                                                 --------    --------
   SHAREHOLDERS' EQUITY:
            Common stock of Argenbright, $1 par value; 50,000 shares
              authorized, 0 and 500 shares issued and outstanding                       0           1
            Common stock of ADI, no par value; 5,000,000 shares
              authorized, 0 and 296,868 shares issued and outstanding                   0           0
            Preferred stock of AHL Services, Inc., no par value;
              5,000,000 shares authorized; no shares outstanding                        0           0
            Common stock of AHL Services, Inc., $.01 par value;
              50,000,000 shares authorized, 10,853,430 and 0 shares
              issued and outstanding                                                  109           0
            Paid in Capital                                                        21,961           0
            Cumulative translation adjustment                                          (2)         74
            Retained earnings                                                       6,187       5,952
            Due from shareholder                                                     (958)       (618)
            Subscription receivable                                               (23,250)          0
                                                                                 --------    --------
                  Shareholders' equity, net                                         4,047       5,409
                                                                                 --------    --------
                                                                                 $ 53,894    $ 51,953
                                                                                 ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                  -------------------------------
                                                                                          1997          1996
                                                                                        --------      --------
   REVENUES                                                                             $ 60,424      $ 45,519
   OPERATING EXPENSES:
     Cost of services                                                                     45,428        33,541
     Field operating                                                                       9,923         8,253
     Corporate general and administrative                                                  3,435         2,864
                                                                                        --------      --------
            Total operating expenses                                                      58,786        44,658
                                                                                        --------      --------
   OPERATING INCOME                                                                        1,638           861
   INTEREST EXPENSE, net                                                                     648           309
   OTHER (INCOME), net                                                                       (88)          (57)
                                                                                        --------      --------
   INCOME BEFORE INCOME TAXES                                                              1,078           609
   INCOME TAX PROVISION                                                                      427           244
                                                                                        --------      --------
   NET INCOME                                                                           $    651      $    365
                                                                                        ========      ========
   NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARES                                                                  $    .08      $    .04
                                                                                        ========      ========
   WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES                                                                      8,673         8,557
                                                                                        ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              AHL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                       Three Months Ended March 31,
                                                                                    --------------------------------
                                                                                        1997                 1996
                                                                                       -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $    651             $   365
                                                                                      ---------            --------
 Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation and amortization                                                          1,263                 938
  Loss (gain) on sale of subsidiary                                                          2                 (81)
  Changes in working capital, net                                                         (806)              1,726
                                                                                      ---------            --------
       Net cash provided by operating activities                                          1,110               2,948
                                                                                      ---------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net                                                 (325)               (186)
 Other activities, net                                                                     (33)                  1
                                                                                      ---------            --------
       Net cash used in investing activities                                              (358)               (185)
                                                                                      ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt, net                                                          (97)               (119)
 Repayments of line of credit                                                          (48,995)            (32,182)
 Borrowings under line of credit                                                        49,118              29,000
 Expenses of IPO                                                                          (555)                  0
                                                                                      ---------            --------
       Net cash used in financing activities                                              (529)             (3,301)
                                                                                      ---------            --------
EFFECT OF EXCHANGE RATES ON CASH                                                           (48)                (18)
                                                                                      ---------            --------
NET CHANGE IN CASH                                                                         175                (556)
CASH AT BEGINNING OF PERIOD                                                              1,842               1,169
                                                                                      ---------            --------
CASH AT END OF PERIOD                                                                 $  2,017             $   613
                                                                                      =========            ========
CASH PAID DURING THE PERIOD FOR:
 Interest                                                                             $    556             $   292
                                                                                      =========            ========
 Income taxes                                                                         $    123             $   906
                                                                                      =========            ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Equipment purchases under capital lease obligations                                  $    472             $     0
                                                                                      =========            ========
 Contribution of real estate                                                          $  1,637             $     0
                                                                                      =========            ========
 Forgiveness of note payable to shareholder                                           $    528             $     0
                                                                                      =========            ========
 Assumption of real estate debt                                                       S (2,532)            $     0
                                                                                      =========            ========
 Accrual of IPO Expenses                                                              S    625             $     0
                                                                                      =========            ========














       The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                   (UNAUDITED)



1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. The accounting policies of the Company continue unchanged from December 31, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended December 31, 1996 included in the Company's Prospectus dated March 27, 1997.

2. INITIAL PUBLIC OFFERING AND REORGANIZATION - In the second quarter of 1997, the Company completed an initial public offering (the "Offering" or "IPO") of its Common Stock. In connection with the Offering and effective February 1, 1997, Mr. Argenbright contributed all of the outstanding shares of Common Stock of Argenbright Holdings Limited ("Argenbright") and The ADI Group Limited ("ADI") to AHL Services, Inc. ("AHL") . In addition to the contribution of the shares of Argenbright and ADI to AHL, Mr. Argenbright contributed certain real estate, a portion of which was previously rented by the Company (with the Company assuming the related mortgage debt) and a note with a balance of $528,000 payable by the Company to Mr. Argenbright (collectively the "Reorganization"). All of these transactions were brought forward at historical values. Effective with the Reorganization and prior to completion of the Offering, the capital structure of AHL consisted of 50,000,000 shares authorized, 8,353,430 shares issued and outstanding of $.01 par value Common Stock and 5,000,000 shares authorized, 0 shares issued and outstanding of no par value preferred stock. All references to outstanding shares of Common Stock give effect to the revised capital structure.

3. PENDING ACQUISITION - On April 30, 1997, the Company entered into a definitive agreement, subject to final due diligence, to acquire the commercial security business of USA Security Services, Inc. ("USA"), based in Hackensack, New Jersey. The annual revenues of USA for the trailing twelve month period was approximately $8.6 million. This acquisition is currently expected to close on May 30, 1997.

                               AHL SERVICES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. ACQUISITION - On May 1, 1997, the Company acquired the assets of Executive Aircraft Services ("EAS"), an operation of British Airways at London's Heathrow Airport. EAS provides ground handling and passenger services for non-commercial aircraft. The annual revenues of EAS for the trailing twelve month period was approximately $2.3 million.

5. REFINANCING - On May 2, 1997, the Company and its Lender, First Union National Bank, entered into a new three year credit facility which increased the maximum borrowings to $35 million, lowered the interest rate to prime or LIBOR plus 150 basis points and reduced certain other fees associated with the credit facility. The credit facility is to be used for general working capital purposes and to fund future acquisitions.


6. EARNINGS PER SHARE - In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will be required to adopt SFAS No. 128 in the fourth quarter 1997. All prior period earnings per share data will be restated to conform with the provisions of SFAS No. 128. Based on a preliminary evaluation of this Standards' requirements, the Company does not expect the per share amounts reported under SFAS No. 128 to be materially different from those calculated and presented under Accounting Principles Board Opinion No. 15.

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

         Operating Results - Three Months Ended March 31, 1997 and 1996
         --------------------------------------------------------------

         Revenues increased $14.9 million, or 32.7%, to $60.4 million in the first quarter of 1997 from $45.5 million in the first quarter of 1996. Of this increase, approximately $3.1 million was attributable to the Intersec acquisition. The remaining increase was a result of entering into contracts to provide services to new clients and as a result of providing additional services to existing clients.

         Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $11.9 million, or 35.4%, to $45.4 million in the first quarter of 1997 from $33.5 million in the first quarter of 1996. As a percentage of revenues, cost of services increased to 75.2% in the first quarter of 1997 from 73.7% in the first quarter of 1996. This percentage increase was primarily attributable to the termination of the Florida transportation operations which had a higher gross margin than the other operations of the Company.

         Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, depreciation and maintenance, local sales and marketing activities and acquisition - related goodwill. These expenses increased $1.7 million, or 20.2%, to $9.9 million in the first quarter of 1997 from $8.2 million in the first quarter of 1996. As a percentage of revenues, field operating expenses decreased to 16.4% in the first quarter of 1997 from 18.1% in the first quarter of 1996. This percentage decrease was primarily attributable to the termination of the Florida transportation operations which had significant field operating expenses.

         Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $571,000, or 19.9%, to $3.4 million in the first quarter of 1997 from $2.9 million in the first quarter of 1996. As a percentage of revenues, these expenses decreased to 5.7% in the first quarter of 1997 from 6.3% in the first quarter of 1996. This percentage decrease was primarily due to the Company's ability to increase revenues without a commensurate increase in corporate expenses.

         Operating income increased $777,000, or 90.2%, to $1.6 million in the first quarter of 1997 from $861,000 in the first quarter of 1996. As a percentage of revenues, operating income improved to 2.7% in the first quarter of 1997 from 1.9% in the first quarter of 1996.

         Interest expense, net, increased $339,000, or 109.7%, to $648,000 in the first quarter of 1997 from $309,000 in the first quarter of 1996. First quarter 1997 interest expense primarily increased due to the inclusion of interest associated with the July 1996 acquisition of Intersec, Inc.

         Net income increased $286,000, or 78.4%, to $651,000, or 1.1% of revenues, in the first quarter of 1997 from net income of $365,000, or 0.8% of revenues, in the first quarter of 1996. The Company provided income taxes at an estimated rate of 40% which is equal to the annual effective rate in 1996. The Company's effective income tax rate is higher than the U.S. Federal statutory rate of 34% due to state income taxes.

         Liquidity and Capital Resources
         -------------------------------

         Cash provided by operating activities was $1.1 million for the first quarter ended March 31, 1997 compared to $2.9 million for the first quarter ended March 31, 1996. This was the result of $1.9 million of net income before depreciation and amortization and other non-cash charges offset by $806,000 of changes in working capital. Cash used in investing activities for the quarter ended March 31, 1997 was $358,000 compared to $185,000 for the quarter ended March 31, 1996. This was principally the result of purchases of property and equipment. Cash used in financing activities for the quarter ended March 31, 1997 was $529,000 compared to $3.3 million for the quarter ended March 31, 1996. The use of cash in the quarter ended March 31, 1997 was principally the result of expenses associated with the IPO. The use of cash in the quarter ended March 31, 1996 was principally the result of repayments under the Company's credit facility.

         Capital expenditures were $325,000 for the first quarter ended March 31, 1997 compared to $186,000 for the first quarter ended March 31, 1996. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations and management information systems.

         The Company completed it's initial public offering on April 2, 1997 raising net proceeds of approximately $23.2 million. These proceeds were used to repay all outstanding amounts under the Company's credit facility, to repurchase an outstanding warrant and to retire other outstanding acquisition related debt. Following the IPO, interest expense will be substantially reduced and warrant amortization will cease. The Company will have an extraordinary charge in the quarter ending June 30, 1997 of approximately $400,000, net of tax, associated with the early extinguishment of debt.

         The Company believes that funds generated from operations, together with existing cash, the net proceeds from the IPO, and borrowings under the credit facility, will be sufficient to finance its current operations, planned capital expenditures and internal growth for at least the next several years.

         Outstanding borrowings under the credit facility at March 31, 1997 were $14.3 million. Concurrent with the receipt of the IPO proceeds on April 2, 1997, all outstanding amounts under the credit facility were repaid in full. Effective May 2, 1997, the Company increased the size of its credit facility to $35 million.

                               AHL SERVICES, INC.




         PART II - OTHER INFORMATION AND SIGNATURE

         Item 6 - Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits:

                             Exhibit Number   Description
                             --------------   -----------
                                   11         Computation of Earnings Per Share
                                   27         Financial Data Schedule
                                              (For SEC Filing Purposes Only)

                  (b)      Reports on Form 8-K.


                           No reports on Form 8-K were filed during the quarter ended March 31, 1997.

         SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          AHL SERVICES, INC.
                                                          (REGISTRANT)




         Date:    May 15, 1997        By:      /s/ David L. Gamsey
                                               --------------------------------
                                               David L. Gamsey
                                               Vice President and Chief
                                               Financial Officer (On behalf of
                                               the Registrant and as Chief
                                               Accounting Officer)