Form 10-Q
period 1997-06-30
AHL SERVICES INC
filed 1997-08-12
CIK 1030740

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[MARK ONE]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                          Commission File No. 0-22195

                               AHL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                            58-2277249
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

3353 Peachtree Road, NE, Atlanta, GA                             30326
-----------------------------------------                -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (404) 267-2222
                                                   --------------------
                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No
                                  ------       ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,853,430 shares on July 31, 1997.

                               AHL SERVICES, INC.
                                   FORM 10-Q

                                     INDEX
                                     -----

                                                                                                                Page No.
                                                                                                                --------
PART I   FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets
                           June 30, 1997 (Unaudited) and December 31, 1996                                         2

                      Condensed Consolidated Statements of Operations
                           (Unaudited) - Three Months Ended June 30, 1997 and 1996                                 3

                      Condensed Consolidated Statements of Operations
                           (Unaudited) - Six Months Ended June 30, 1997 and 1996                                   4

                      Condensed Consolidated Statements of Cash Flows
                           (Unaudited) - Six Months Ended June 30, 1997 and 1996                                   5

                      Notes to Condensed Consolidated Financial Statements                                         6

ITEM 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                          8

PART II  OTHER INFORMATION AND SIGNATURE

ITEM 6.  Exhibits and Reports on Form 8-K                                                                         11



SIGNATURE                                                                                                         12

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               AHL SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       JUNE 30,                   DECEMBER 31,
                                  ASSETS                                                1997                          1996
                                                                                     -----------                  -----------
                                                                                     (unaudited)
CURRENT ASSETS:
Cash                                                                                    $ 3,298                       $ 1,842
Accounts receivable, less allowance for doubtful accounts
     of $420 and $341                                                                    35,083                        34,692
Prepaid expenses and other                                                                5,633                         4,341
                                                                                        -------                       -------
                  Total current assets                                                   44,014                        40,875

Property and equipment, net of accumulated depreciation of
    $9,253 and $8,308                                                                     7,883                         5,674
Intangibles, net of accumulated amortization of $527 and $497                             9,796                         4,141
Other assets                                                                              1,215                         1,263
                                                                                        -------                       -------
                                                                                        $62,908                       $51,953
                                                                                        =======                       =======
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                        $ 2,257                       $ 4,667
Accrued payroll and other liabilities                                                    16,874                        15,413
Current portion of self-insurance reserves                                                  760                           640
Income taxes payable                                                                      2,030                         1,185
Current portion of long-term debt                                                           725                         1,617
                                                                                        -------                       -------
                  Total current liabilities                                              22,646                        23,522
                                                                                        -------                       -------

Long-term debt, less current portion                                                      7,808                        19,178
                                                                                        -------                       -------
Self-insurance reserves, less current portion                                             3,040                         2,560
                                                                                        -------                       -------
Deferred income taxes                                                                         -                            50
                                                                                        -------                       -------
Redeemable warrant                                                                            -                           706
                                                                                        -------                       -------
Note payable to shareholder                                                                   -                           528
                                                                                        -------                       -------

SHAREHOLDERS' EQUITY:
Preferred stock of AHL Services, Inc., no par value;
    5,000,000 shares authorized; no shares outstanding                                        -                             -
Common stock of AHL Services, Inc., $.01 par value;
    50,000,000 shares authorized, 10,853,430 and 0 shares issued
    and outstanding                                                                         109                             -
Common stock of Argenbright, $1 par value; 50,000 shares
    authorized, 0 and 500 shares issued and outstanding                                       -                             1
Common stock of ADI, no par value; 5,000,000 shares
    authorized, 0 and 296,868 shares issued and outstanding                                   -                             -
Paid in capital                                                                          21,978                             -
Cumulative translation adjustment                                                            71                            74
Retained earnings                                                                         7,256                         5,952
Due from shareholder                                                                          -                          (618)
                                                                                        -------                       -------
                  Total shareholders' equity                                             29,414                         5,409
                                                                                        -------                       -------
                                                                                        $62,908                       $51,953
                                                                                        =======                       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                         --------------------------
                                                                         1997                  1996
                                                                         ----                  ----
Revenues                                                                $63,770              $47,643
                                                                        -------              -------
Operating expenses:
   Cost of services                                                      47,341               35,342
   Field operating                                                       10,343                8,427
   Corporate general and administrative                                   3,668                2,848
                                                                        -------              -------
         Total operating expenses                                        61,352               46,617
                                                                        -------              -------
Operating income                                                          2,418                1,026
Interest expense, net                                                       170                  301
Other (income), net                                                        (154)                 (81)
                                                                        -------              -------
Income before income taxes and extraordinary items                        2,402                  806
Income tax provision                                                        948                  322
                                                                        -------              -------
Income before extraordinary items                                         1,454                  484
Extraordinary items, net of taxes of $257                                  (385)                   -
                                                                        -------              -------
Net income                                                              $ 1,069              $   484
                                                                        =======              =======


Income before extraordinary items per common and
   common equivalent shares                                             $  0.13              $  0.06
Extraordinary items per common and common equivalent
   shares                                                                 (0.04)                   -
                                                                        -------              -------
Net income per common and common equivalent shares                      $  0.09              $  0.06
                                                                        =======              =======


Weighted average common and common equivalent shares                     11,104                8,557
                                                                        =======              =======




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------
                                                                           1997                1996
                                                                           ----                ----
Revenues                                                                 $124,194             $93,162
                                                                         --------             -------
Operating expenses:
   Cost of services                                                        92,769              68,883
   Field operating                                                         20,266              16,680
   Corporate general and administrative                                     7,103               5,712
                                                                         --------             -------
         Total operating expenses                                         120,138              91,275
                                                                         --------             -------
Operating income                                                            4,056               1,887
Interest expense, net                                                         818                 610
Other (income), net                                                          (242)               (138)
                                                                         --------             -------
Income before income taxes and extraordinary items                          3,480               1,415
Income tax provision                                                        1,375                 566
                                                                         --------             -------
Income before extraordinary items                                           2,105                 849
Extraordinary items, net of taxes of $257                                    (385)                  -
                                                                         --------             -------
Net income                                                               $  1,720             $   849
                                                                         ========             =======


Income before extraordinary items per common and
  common equivalent shares                                               $   0.21             $  0.10
Extraordinary items per common and common equivalent
  shares                                                                    (0.04)                  -
                                                                         --------             -------
Net income per common and common equivalent shares                       $   0.17             $  0.10
                                                                         ========             =======


Weighted average common and common equivalent shares                        9,895               8,557
                                                                         ========             =======














         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                   1997                1996
                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 1,720             $    849
Adjustments to reconcile net income to net cash provided by
   operating activities:
        Extraordinary items                                                          385                    -
        Depreciation and amortization                                              2,575                1,376
        Loss (gain) on sale of subsidiary                                              2                  (81)
        Changes in working capital, net                                           (3,022)                 926
                                                                                 -------             --------
           Net cash provided by operating activities                               1,660                3,070
                                                                                 -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                                      (5,655)                   -
Purchases of property and equipment, net                                            (992)                (551)
Other activities, net                                                               (136)                  81
                                                                                 -------             --------
           Net cash used in investing activities                                  (6,783)                (470)
                                                                                 -------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt, net                                                  (5,848)                (599)
Repayments of line of credit                                                     (69,318)             (65,761)
Borrowings under line of credit                                                   59,119               63,300
Repayment of note from shareholder                                                   964                    -
Proceeds from IPO, net                                                            23,250                    -
Expenses of IPO                                                                     (818)                   -
Repurchase of outstanding warrants                                                  (750)                   -
                                                                                 -------             --------
           Net cash provided by (used in) financing activities                     6,599               (3,060)
                                                                                 -------             --------
Effect of exchange rates on cash                                                     (20)                  15
                                                                                 -------             --------
Net change in cash                                                                 1,456                 (445)
Cash at beginning of period                                                        1,842                1,169
                                                                                 -------             --------
Cash at end of period                                                            $ 3,298             $    724
                                                                                 =======             ========




CASH PAID DURING THE PERIOD FOR:

Interest                                                                        $    818             $    610
                                                                                ========             ========
Income taxes                                                                    $    130             $  1,391
                                                                                ========             ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment purchases under capital lease obligations                             $    472             $      -
                                                                                ========             ========
Contribution of real estate                                                     $  1,637             $      -
                                                                                ========             ========
Forgiveness of note payable to shareholder                                      $    528             $      -
                                                                                ========             ========
Assumption of real estate debt                                                  $ (2,532)            $      -
                                                                                ========             ========






              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

                                  (UNAUDITED)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996, respectively, and the results of its cash flows for the six months ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. The accounting policies of the Company continue unchanged from December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 1996 included in the Company's prospectus dated March 27, 1997.

2. INITIAL PUBLIC OFFERING AND REORGANIZATION - On April 2, 1997, the Company completed an initial public offering (the "Offering" or "IPO") of its common stock. In connection with the Offering and effective February 1, 1997, Mr. Argenbright contributed all of the outstanding shares of common stock of Argenbright Holdings Limited ("Argenbright") and The ADI Group Limited ("ADI") to AHL Services, Inc. ("AHL"). In addition to the contribution of the shares of Argenbright and ADI to AHL, Mr. Argenbright contributed certain real estate, a portion of which was previously rented by the Company (with the Company assuming the related mortgage debt) and a note with a balance of $528,000 payable by the Company to Mr. Argenbright (collectively the "Reorganization"). All of these transactions were brought forward at historical values. Effective with the Reorganization and prior to completion of the Offering, the capital structure of AHL consisted of 50,000,000 shares authorized, 8,353,430 shares issued and outstanding, of $.01 par value common stock and 5,000,000 shares authorized, 0 shares issued and outstanding, of no par value preferred stock. All references to outstanding shares of common stock give effect to the revised capital structure.

3. ACQUISITIONS - On June 2, 1997, the Company acquired the commercial security business of USA Security Services, Inc. ("USA Security"), based in Hackensack, New Jersey. The annual revenues of USA Security for the twelve month period ended May 31, 1997 was approximately $8.6 million.

                               AHL SERVICES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     On May 1, 1997, the Company acquired the assets of Executive Aircraft Services ("EAS"), an operation of British Airways at London's Heathrow Airport. EAS provides ground handling and passenger services for non-commercial aircraft. The annual revenues of EAS for the trailing twelve month period ended April 30, 1997 was approximately $2.3 million.

     Both of the acquisitions above were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values.

4. REFINANCING - On May 2, 1997, the Company and its Lender, First Union National Bank, entered into a new three year credit facility which increased the maximum borrowings to $35 million, lowered the interest rate to prime or LIBOR plus 150 basis points and reduced certain other fees associated with the credit facility. The credit facility is to be used for general working capital purposes and to fund future acquisitions.

5. EARNINGS PER SHARE - In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will be required to adopt SFAS No. 128 in the fourth quarter of 1997. All prior period earnings per share data will be restated to conform with the provisions of SFAS No. 128. Based on a preliminary evaluation of this Standards' requirements, the Company does not expect the per share amounts reported under SFAS No. 128 to be materially different from those calculated and presented under Accounting Principles Board Opinion No. 15.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended June 30, 1997 and 1996

Revenues increased $16.2 million, or 34%, to $63.8 million in the second quarter of 1997 from $47.6 million in the second quarter of 1996. Of this increase, approximately $3.2 million was attributable to the July, 1996 Intersec acquisition and $1.2 million was attributable to the current quarter USA Security and EAS acquisitions. The remaining increase was a result of entering into contracts to provide services to new clients and as a result of providing additional services to existing clients.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $12.0 million, or 34%, to $47.3 million in the second quarter of 1997 from $35.3 million in the second quarter of 1996. As a percentage of revenues, cost of services remained steady at 74.2% in the second quarter of 1997 and 1996.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, depreciation and maintenance, local sales and marketing activities and acquisition related goodwill. These expenses increased $1.9 million, or 23%, to $10.3 million in the second quarter of 1997 from $8.4 million in the second quarter of 1996. As a percentage of revenues, field operating expenses decreased to 16.2% in the second quarter of 1997 from 17.7% in the second quarter of 1996. This percentage decrease was primarily attributable to the termination in 1996 of the Company's Florida transportation operations which had significant field operating expenses and better leveraging of existing field operations.

Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $820,000, or 29%, to $3.7 million in the second quarter of 1997 from $2.9 million in the second quarter of 1996. As a percentage of revenues, these expenses decreased to 5.8% in the second quarter of 1997 from 6.0% in the second quarter of 1996. This percentage decrease was primarily due to the Company's ability to increase revenues without a commensurate increase in corporate expenses.

Operating income increased $1.4 million, or 136%, to $2.4 million in the second quarter of 1997 from $1.0 million in the second quarter of 1996. As a percentage of revenues, operating income improved to 3.8% in the second quarter of 1997 from 2.2% in the second quarter of 1996.

Interest expense, net, decreased $131,000, or 44%, to $170,000 in the second quarter of 1997 from $301,000 in the second quarter of 1996. Second quarter 1997 interest expense decreased due to the repayment of the Company's outstanding working capital debt with the proceeds from the Company's IPO.

Income before extraordinary items for the second quarter increased $1 million, or 200%, to $1.5 million from $484,000 for the second quarter of 1996.

The Company expensed extraordinary items during the second quarter of 1997 of $642,000, net of taxes of $257,000. The extraordinary items consisted of the write-off of unamortized loan origination costs and debt discount.

Net income increased $585,000, or 121%, to $1.1 million, or 1.7% of revenues, in the second quarter of 1997 from net income of $484,000, or 1.0% of revenues, in the second quarter of 1996. The Company provided income taxes at an estimated rate of 40% which is equal to the annual effective rate in 1996.

Operating Results - Six Months Ended June 30, 1997 and 1996

Revenues increased $31.0 million, or 33%, to $124.2 million in the six months ended June 30, 1997 from $93.2 million in the six months ended June 30, 1996. Of this increase, approximately $6.3 million was attributable to the July, 1996 Intersec acquisition and $1.2 million was attributable to the current quarter USA Security and EAS acquisitions. The remaining increase was a result of entering into contracts to provide services to new clients and as a result of providing additional services to existing clients.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $23.9 million, or 35%, to $92.8 million in the six months ended June 30, 1997 from $68.9 million in the six months ended June 30, 1996. As a percentage of revenues, cost of services increased to 74.7% in the six months ended June 30, 1997 from 73.9% in the six months ended June 30, 1996. This percentage increase was primarily attributable to a change in business mix due to the termination in 1996 of the Company's Florida transportation operations which had a high gross margin but generated operating losses.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, depreciation and maintenance, local sales and marketing activities and acquisition related goodwill. These expenses increased $3.6 million, or 22%, to $20.3 million in the six months ended June 30, 1997 from $16.7 million in the six months ended June 30, 1996. As a percentage of revenues, field operating expenses decreased to 16.3% in the six months ended June 30, 1997 from 17.9% in the six months ended June 30, 1996. This percentage decrease was primarily attributable to the termination of the Company's Florida transportation operations which had significant field operating expenses and better leveraging of existing field operations.

Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $1.4 million, or 24%, to $7.1 million in the six months ended June 30, 1997 from $5.7 million in the six months ended June 30, 1996. As a percentage of revenues, these expenses decreased to 5.7% in the six months ended June 30, 1997 from 6.1% in the six months ended June 30, 1996. This percentage decrease was primarily due to the Company's ability to increase revenues without a commensurate increase in corporate expenses.

Operating income increased $2.2 million, or 115%, to $4.1 million in the six months ended June 30, 1997 from $1.9 million in the six months ended June 30, 1996. As a percentage of revenues, operating income improved to 3.3% in the six months ended June 30, 1997 from 2.0% in the six months ended June 30, 1996.

Interest expense, net, increased $208,000, or 34%, to $818,000 in the six months ended June 30, 1997 from $610,000 in the six months ended June 30, 1996. Interest expense for the six months ended June 30, 1997 increased primarily due to the inclusion of interest and amortization of debt discount associated with the July 1996 Intersec acquisition.

Income before extraordinary items for the six months ended June 30, 1997 increased $1.3 million, or 148%, to $2.1 million from $849,000 for the six months ended June 30, 1996.

The Company expensed extraordinary items during the second quarter of 1997 of $642,000, net of taxes of $257,000. The extraordinary items consisted of the write-off of unamortized loan origination costs and debt discount.

Net income increased $871,000, or 103%, to $1.7 million, or 1.4% of revenues, in the six months ended June 30, 1997 from $849,000, or 0.9% of revenues, in the six months ended June 30, 1996. The Company provided income taxes at an estimated rate of 40% which is equal to the annual effective rate in 1996.

Liquidity and Capital Resources

Cash provided by operating activities was $1.7 million for the six months ended June 30, 1997 compared to $3.1 million for the six months ended June 30, 1996. This decrease was the result of the increase of $2.5 million in net income before depreciation and amortization and extraordinary items offset by $3.9 million of changes in working capital due to increases in accounts receivable as a result of the increase in revenues and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities for the six months ended June 30, 1997 was $6.8 million compared to $470,000 for the six months ended June 30, 1996. This was principally the result of the acquisitions of USA Security and EAS in 1997. Cash provided by financing activities for the six months ended June 30, 1997 was $6.6 million compared to the use of cash of $3.1 million for the six months ended June 30, 1996. The increase in cash in the six months ended June 30, 1997, was principally the result of proceeds from the IPO, net of expenses, of $22.4 million offset by net payments of debt of $16.0 million. The use of cash in the six months ended June 30, 1996 was principally the result of repayments under the Company's credit facility.

Capital expenditures were approximately $1.0 million for the six months ended June 30, 1997 compared to $551,000 for the six months ended June 30, 1996. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations and management information systems.

The Company completed it's initial public offering of common stock on April 2, 1997 raising net proceeds after expenses of approximately $22.4 million. These proceeds were used to repay all outstanding amounts under the Company's credit facility, to repurchase an outstanding warrant and to retire other outstanding acquisition related debt. Following the IPO, interest expense was substantially reduced and warrant amortization ceased.

The Company believes that funds generated from operations, together with existing cash, the net proceeds from the IPO, and borrowings under the credit facility, will be sufficient to finance its current operations, planned capital expenditures and internal growth for at least the next several years.

Concurrent with the receipt of the IPO proceeds on April 2, 1997, all outstanding amounts under the credit facility were repaid in full. Effective May 2, 1997, the Company increased the size of its credit facility to $35 million. There was $3.8 million outstanding under the credit facility at June 30, 1997.

                               AHL SERVICES, INC.

PART II - OTHER INFORMATION AND SIGNATURE

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                 Exhibit Number     Description
                 --------------     -----------
                       11           Computation of Earnings Per Share
                       27           Financial Data Schedule (For SEC Filing
                                    Purposes Only)

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AHL SERVICES, INC.
                                             (REGISTRANT)

Date:  August 11, 1997                    By: /s/ David L. Gamsey
                                             -------------------------
                                             David L. Gamsey
                                             Vice President and Chief Financial
                                             Officer
                                             (On behalf of the Registrant and as
                                             Chief Accounting Officer)