Form 10-Q
period 1997-09-30
AHL SERVICES INC
filed 1997-11-13
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                           Commission File No. 0-22195

                               AHL SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              GEORGIA                                         58-2277249
------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


3353 Peachtree Road, NE, Atlanta, GA                             30326
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code   (404) 267-2222
                                                   ------------------
                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X     No
                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,553,430 shares on November 11, 1997.

                               AHL SERVICES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                        Page No.
                                                                        -------
PART I   FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets
                 September 30, 1997 (Unaudited) and December 31, 1996         2

            Condensed Consolidated Statements of Operations (Unaudited)
                 Three Months Ended September 30, 1997 and 1996               3

            Condensed Consolidated Statements of Operations (Unaudited)
                 Nine Months Ended September 30, 1997 and 1996                4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended September 30, 1997 and 1996                5

            Notes to Condensed Consolidated Financial Statements              6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             8

PART II  OTHER INFORMATION AND SIGNATURE

ITEM 6.  Exhibits and Reports on Form 8-K                                    11



SIGNATURE                                                                    12

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                  ASSETS                                         1997              1996
                                                                             -------------     ------------
                                                                              (unaudited)
CURRENT ASSETS:
Cash                                                                            $ 2,102           $ 1,842
Accounts receivable, less allowance for doubtful accounts
   of $462 and $341                                                              42,877            34,692
Prepaid expenses and other                                                        4,457             4,341
                                                                                -------           -------
                  Total current assets                                           49,436            40,875

Property and equipment, net of accumulated depreciation of
   $9,585 and $8,308                                                              7,968             5,674
Intangibles, net of accumulated amortization of $664 and $497                    14,533             4,141
Other assets                                                                      1,400             1,263
                                                                                -------           -------
                                                                                $73,337           $51,953
                                                                                =======           =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $ 3,458           $ 4,667
Accrued payroll and other liabilities                                            20,608            15,413
Current portion of self-insurance reserves                                          820               640
Income taxes payable                                                              1,268             1,185
Current portion of long-term debt                                                   616             1,617
                                                                                -------           -------
                  Total current liabilities                                      26,770            23,522
                                                                                -------           -------

Long-term debt, less current portion                                             12,013            19,178
                                                                                -------           -------
Self-insurance reserves, less current portion                                     3,280             2,560
                                                                                -------           -------
Deferred income taxes                                                                 -                50
                                                                                -------           -------
Redeemable warrant                                                                    -               706
                                                                                -------           -------
Note payable to shareholder                                                           -               528
                                                                                -------           -------

SHAREHOLDERS' EQUITY:
Preferred stock of AHL Services, Inc., no par value;
   5,000,000 shares authorized; no shares outstanding                                 -                 -
Common stock of AHL Services, Inc., $.01 par value;
   50,000,000 shares authorized, 10,853,430 and 0 shares issued
   and outstanding                                                                  109                 -
Common stock of Argenbright, $1 par value; 50,000 shares
   authorized, 0 and 500 shares issued and outstanding                                -                 1
Common stock of ADI, no par value; 5,000,000 shares
   authorized, 0 and 296,868 shares issued and outstanding                            -                 -
Paid in capital                                                                  21,978                 -
Cumulative translation adjustment                                                   (88)               74
Retained earnings                                                                 9,275             5,952
Due from shareholder                                                                  -              (618)
                                                                                -------           -------
                  Total shareholders' equity                                     31,274             5,409
                                                                                -------           -------
                                                                                $73,337           $51,953
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                              1997              1996
                                                              ----              ----
Revenues                                                    $ 72,369         $ 57,320
                                                            --------         --------
Operating expenses:
   Cost of services                                           53,242           42,453
   Field operating                                            11,880           10,193
   Corporate general and administrative                        4,041            2,708
                                                            --------         --------
         Total operating expenses                             69,163           55,354
                                                            --------         --------
Operating income                                               3,206            1,966
Interest expense, net                                            177              549
Other (income), net                                             (201)             (81)
                                                            --------         --------
Income before income taxes                                     3,230            1,498
Income tax provision                                           1,210              599
                                                            --------         --------
Net income                                                  $  2,020         $    899
                                                            ========         ========




Net income per common and common equivalent shares          $   0.18         $   0.11
                                                            ========         ========


Weighted average common and common equivalent shares          11,188            8,557
                                                            ========         ========














         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                               1997              1996
                                                               ----              ----
Revenues                                                    $ 196,563         $ 150,482
                                                            ---------         ---------
Operating expenses:
   Cost of services                                           146,011           111,336
   Field operating                                             32,146            26,873
   Corporate general and administrative                        11,144             8,420
                                                            ---------         ---------
         Total operating expenses                             189,301           146,629
                                                            ---------         ---------
Operating income                                                7,262             3,853
Interest expense, net                                             995             1,159
Other (income), net                                              (443)             (219)
                                                            ---------         ---------
Income before income taxes and extraordinary items              6,710             2,913
Income tax provision                                            2,585             1,165
                                                            ---------         ---------
Income before extraordinary items                               4,125             1,748
Extraordinary items, net of taxes of $257                        (385)               --
                                                            ---------         ---------
Net income                                                  $   3,740         $   1,748
                                                            =========         =========


Income before extraordinary items per common and
   common equivalent shares                                 $    0.40         $    0.20
Extraordinary items per common and common equivalent
   shares                                                       (0.04)               --
                                                            ---------         ---------
Net income per common and common equivalent shares          $    0.36         $    0.20
                                                            =========         =========


Weighted average common and common equivalent shares           10,331             8,557
                                                            =========         =========














         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                    1997               1996
                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   3,740         $   1,748
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
      Extraordinary items                                                385                --
      Depreciation and amortization                                    4,099             2,294
      Gain on sale of subsidiary                                          --               (81)
      Gain on sales of property and equipment                           (119)               --
      Changes in working capital, net                                 (6,316)           (4,382)
                                                                   ---------         ---------
           Net cash provided by (used for) operating activities        1,789              (421)
                                                                   ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                         (10,768)           (3,655)
Purchases of property and equipment                                   (1,933)           (1,103)
Sales of property and equipment                                          440                --
Other activities, net                                                    (32)               --
                                                                   ---------         ---------
           Net cash used in investing activities                     (12,293)           (4,758)
                                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) long-term debt, net                      (6,298)            3,748
Repayments of line of credit                                         (80,580)          (99,757)
Borrowings under line of credit                                       75,500           102,021
Repayment of note from shareholder                                       964                --
Proceeds from IPO                                                     23,250                --
Expenses of IPO                                                       (1,247)               --
Repurchase of outstanding warrants                                      (750)               --
Other activities, net                                                     --              (338)
                                                                   ---------         ---------
           Net cash provided by financing activities                  10,839             5,674
                                                                   ---------         ---------
Effect of exchange rates on cash                                         (75)               21
                                                                   ---------         ---------
Net change in cash                                                       260               516
Cash at beginning of period                                            1,842             1,169
                                                                   ---------         ---------
Cash at end of period                                              $   2,102         $   1,685
                                                                   =========         =========



CASH PAID DURING THE PERIOD FOR:
Interest                                                           $     989         $   1,159
                                                                   =========         =========
Income taxes                                                       $   1,952         $   2,406
                                                                   =========         =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases under capital lease obligations                $     472         $     209
                                                                   =========         =========
Contribution of real estate                                        $   1,637         $      --
                                                                   =========         =========
Forgiveness of note payable to shareholder                         $     528         $      --
                                                                   =========         =========
Assumption of real estate debt                                     $  (2,532)        $      --
                                                                   =========         =========






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                   (UNAUDITED)


1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996, respectively, and the results of its cash flows for the nine months ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 1996 included in the Company's prospectus dated October 30, 1997.

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

3. ACQUISITION ACTIVITY - On September 2, 1997, the Company acquired Lloyd Creative Staffing of Chicago ("Lloyd"). Lloyd, which had annual revenues of approximately $15 million for the twelve month period ended August 31, 1997, is primarily focused on providing staffing for light industrial and warehouse "pick and pack" operations.

      On June 2, 1997, the Company acquired the commercial security business of USA Security Services, Inc. ("USA Security"), based in Hackensack, New Jersey. The annual revenues of USA Security for the twelve month period ended May 31, 1997 was approximately $8.6 million.

      On May 1, 1997, the Company acquired the assets of Executive Aircraft Services ("EAS"), an operation of British Airways at London's Heathrow Airport. EAS provides ground handling and passenger services for non-commercial aircraft. The annual revenues of EAS for the twelve month period ended April 30, 1997 was approximately $2.3 million.

                               AHL SERVICES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      The acquisitions above were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values.

4. SUBSEQUENT EVENTS - On October 30, 1997, the Company completed a secondary offering of 2,700,000 shares of common stock at $16.00 per share.

      On November 1, 1997, the Company acquired RightSide Up, Inc., a California-based company that provides order fulfillment services principally for clients in the entertainment industry. The company had revenues of approximately $6.2 million for the twelve month period ended August 31, 1997.

      On October 20, 1997, the Company signed a Letter of Intent to acquire a Chicago-based light industrial staffing company with 1996 revenues of approximately $6.5 million. The Company expects to complete the transaction by year end, however, there can be no assurances that a definitive purchase agreement will be executed or that the acquisition will be consummated.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended September 30, 1997 and 1996

Revenues increased $15.1 million, or 26%, to $72.4 million in the third quarter of 1997 from $57.3 million in the third quarter of 1996. Of this increase, approximately $4.7 million was attributable to the September 1997, June 1997, and May 1997, respectively, Lloyd, USA Security and EAS acquisitions. The remaining increase was a result of entering into contracts to provide services to new clients and as a result of providing additional services to existing clients.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $10.8 million, or 25%, to $53.2 million in the third quarter of 1997 from $42.5 million in the third quarter of 1996. As a percentage of revenues, cost of services decreased to 73.6% in the third quarter of 1997 from 74.1% in the third quarter of 1996.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, depreciation and maintenance, local sales and marketing activities and acquisition related goodwill. These expenses increased $1.7 million, or 17%, to $11.9 million in the third quarter of 1997 from $10.2 million in the third quarter of 1996. As a percentage of revenues, field operating expenses decreased to 16.4% in the third quarter of 1997 from 17.8% in the third quarter of 1996. This percentage decrease was primarily attributable to better leveraging of existing field operations and the termination in 1996 of the Company's Florida transportation operations which had significant field operating expenses.

Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $1.3 million, or 49%, to $4.0 million in the third quarter of 1997 from $2.7 million in the third quarter of 1996. As a percentage of revenues, these expenses increased to 5.6% in the third quarter of 1997 from 4.7% in the third quarter of 1996. This percentage increase was primarily due to the strengthening of corporate management personnel during 1997.

Operating income increased $1.2 million, or 63%, to $3.2 million in the third quarter of 1997 from $2.0 million in the third quarter of 1996. As a percentage of revenues, operating income improved to 4.4% in the third quarter of 1997 from 3.4% in the third quarter of 1996.

Interest expense, net, decreased $372,000, or 68%, to $177,000 in the third quarter of 1997 from $549,000 in the third quarter of 1996. Third quarter 1997 interest expense decreased due to the repayment of the Company's outstanding working capital debt with the proceeds from the Company's IPO.

Income tax provision increased $611,000 or 102%, to $1.2 million in the third quarter of 1997 from $599,000 in the third quarter of 1996. The Company provided income taxes at an estimated rate of 38% in the third quarter of 1997 as compared to 40% in the third quarter of 1996. This decrease was due to a reduction in the effective tax rate in the United Kingdom.

Net income increased $1.1 million, or 125%, to $2.0 million, or 2.8% of revenues, in the third quarter of 1997 from net income of $899,000, or 1.6% of revenues, in the third quarter of 1996.

Operating Results - Nine Months Ended September 30, 1997 and 1996

Revenues increased $46.1 million, or 31%, to $196.6 million in the nine months ended September 30, 1997 from $150.5 million in the nine months ended September 30, 1996. Of this increase, approximately $6.3 million was attributable to the July, 1996 Intersec acquisition and $5.9 million was attributable to the September 1997, June 1997 and May 1997, respectively, Lloyd, USA Security and EAS acquisitions. The remaining increase was a result of entering into contracts to provide services to new clients and as a result of providing additional services to existing clients.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $34.7 million, or 31%, to $146.0 million in the nine months ended September 30, 1997 from $111.3 million in the nine months ended September 30, 1996. As a percentage of revenues, cost of services increased to 74.3% in the nine months ended September 30, 1997 from 74.0% in the nine months ended September 30, 1996. This percentage increase was primarily attributable to a change in business mix due to the termination in 1996 of the Company's Florida transportation operations which had a high gross margin but generated operating losses.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, depreciation and maintenance, local sales and marketing activities and acquisition related goodwill. These expenses increased $5.2 million, or 20%, to $32.1 million in the nine months ended September 30, 1997 from $26.9 million in the nine months ended September 30, 1996. As a percentage of revenues, field operating expenses decreased to 16.4% in the nine months ended September 30, 1997 from 17.9% in the nine months ended September 30, 1996. This percentage decrease was primarily attributable to the better leveraging of existing field operations and termination of the Company's Florida transportation operations which had significant field operating expenses.

Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $2.7 million, or 32%, to $11.1 million in the nine months ended September 30, 1997 from $8.4 million in the nine months ended September 30, 1996. As a percentage of revenues, these expenses remained relatively constant at 5.7% in the nine months ended September 30, 1997 as compared to 5.6% in the nine months ended September 30, 1996.

Operating income increased $3.4 million, or 89%, to $7.3 million in the nine months ended September 30, 1997 from $3.9 million in the nine months ended September 30, 1996. As a percentage of revenues, operating income improved to 3.7% in the nine months ended September 30, 1997 from 2.6% in the nine months ended September 30, 1996.

Interest expense, net, decreased $164,000, or 14%, to $1.0 million in the nine months ended September 30, 1997 from $1.2 million in the nine months ended September 30, 1996. Interest expense for the nine months ended September 30, 1997 decreased due to the use of the IPO proceeds to repay the Company's outstanding working capital debt in 1997.

Income tax provision increased $1.4 million, or 122%, to $2.6 million in the nine months ended September 30, 1997 from $1.2 million in the nine months ended September 30, 1996. The Company provided income taxes at an estimated rate of 39% in 1997 and 40% in 1996.

Income before extraordinary items for the nine months ended September 30, 1997 increased $2.4 million, or 136%, to $4.1 million, or 2.1% of revenues, from $1.8 million, or 1.2% of revenues, for the nine months ended September 30, 1996.

The Company expensed extraordinary items during the second quarter of 1997 of $642,000, net of taxes of $257,000. The extraordinary items consisted of the write-off of unamortized loan origination costs and debt discount.

Net income increased $2.0 million, or 114%, to $3.7 million, or 1.9% of revenues, in the nine months ended September 30, 1997 from $1.8 million, or 1.2% of revenues, in the nine months ended September 30, 1996.

Liquidity and Capital Resources

Cash provided by operating activities was $1.8 million for the nine months ended September 30, 1997 compared to a use of cash of $421,000 for the nine months ended September 30, 1996. This increase was the result of the increase of $4.2 million in net income before depreciation and amortization and extraordinary items offset by $1.9 million of changes in working capital due to increases in accounts receivable as a result of the increase in revenues from internal growth, acquisitions and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities for the nine months ended September 30, 1997 was $12.3 million compared to $4.8 million for the nine months ended September 30, 1996, principally as a result of the acquisitions of Lloyd, USA Security and EAS in 1997. Cash provided by financing activities for the nine months ended September 30, 1997 was $10.8 million compared to $5.7 million for the nine months ended September 30, 1996. The increase in cash in the nine months ended September 30, 1997, was principally the result of proceeds from the IPO, net of expenses, of $22.0 million offset by net payments of debt of $11.4 million. The increase in cash in the nine months ended September 30, 1996 was principally the result of borrowings related to the Intersec acquisition.

Capital expenditures were approximately $1.9 million for the nine months ended September 30, 1997 compared to $1.1 million for the nine months ended September 30, 1996. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations and management information systems. Capital expenditures for 1997 include amounts used for purchasing transportation equipment which had been leased under operating leases prior to the IPO.

The Company completed it's initial public offering of common stock on April 2, 1997 raising net proceeds after expenses of approximately $22.0 million. These proceeds were used to repay all outstanding amounts under the Company's credit facility, to repurchase an outstanding warrant and to retire other outstanding acquisition related debt. Following the IPO, interest expense was substantially reduced and warrant amortization ceased. Effective May 2, 1997, the Company increased the size of its credit facility to $35 million. There was $8.4 million outstanding under the credit facility at September 30, 1997.

The Company completed the follow-on offering of 2.7 million shares of common stock at a price of $16.00 per share on October 30, 1997. The Company used the net proceeds of the offering to repay outstanding bank debt incurred for the Lloyd, USA Security and EAS acquisitions with the balance being for general corporate purposes, including working capital to support the Company's growth and future acquisitions.

The Company believes that funds generated from operations, together with existing cash, the net proceeds from the IPO and secondary offering, and borrowings under the credit facility, will be sufficient to finance its current operations, planned capital expenditures and internal growth for at least the next several years.

                               AHL SERVICES, INC.




PART II - OTHER INFORMATION AND SIGNATURE

Item 6 - Exhibits and Reports on Form 8-K


         (a)      Exhibits:

                      Exhibit Number        Description
                      --------------        -----------
                           11               Computation of Earnings Per Share
                           27               Financial Data Schedule (For SEC
                                            Filing Purposes Only)

         (b)      Reports on Form 8-K.


                  No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AHL SERVICES, INC.
                                                  (REGISTRANT)




Date:    November 12, 1997          By:         /s/  DAVID L. GAMSEY
                                         -------------------------------------
                                         David L. Gamsey
                                         Vice President and Chief Financial
                                         Officer (On behalf of the Registrant
                                         and as Chief Accounting Officer)