Form 10-K
period 1997-12-31
AHL SERVICES INC
filed 1998-03-31
CIK 1030740

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-22195

                               AHL SERVICES, INC.
        (Exact name of registrant as specified in governing instrument)

                   GEORGIA                                        58-2277249
           (State of organization)                    (IRS Employer Identification No.)

                3353 PEACHTREE ROAD, NE, ATLANTA, GEORGIA, 30326
              (Address of Principal Executive Offices -- Zip Code)

       Registrant's telephone number, including area code: (404) 267-2222

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Common Stock, $.01 per share                        Nasdaq Stock Market

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing sale price on the Nasdaq Stock Market) on March 20, 1998 was approximately $127,410,366. As of March 20, 1998, there were 13,605,000 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 14, 1998 are incorporated by reference in
Part III.
================================================================================

                               AHL SERVICES, INC.

                               TABLE OF CONTENTS

ITEM NO.                                                              PAGE NO.
--------                                                              --------
 PART I
  1.    Business....................................................      1
  2.    Properties..................................................     11
  3.    Legal Proceedings...........................................     11
  4.    Submission of Matters to a Vote of Security Holders.........     11
  X.    Executive Officers of the Registrant........................     11
PART II
  5.    Market for Registrant's Common Equity and Related                14
          Stockholder Matters.......................................
  6.    Selected Financial Data.....................................     15
  7.    Management's Discussion and Analysis of Financial Condition      16
          and Results of Operations.................................
  8.    Financial Statements and Supplementary Data.................     21
  9.    Changes in and Disagreements with Accountants on Accounting      21
          and Financial Disclosure..................................
PART III
 10.    Directors and Executive Officers of the Registrant..........     22
 11.    Executive Compensation......................................     22
 12.    Security Ownership of Certain Beneficial Owners and              22
          Management................................................
 13.    Certain Relationships and Related Transactions..............     22
PART IV
 14.    Exhibits, Financial Statements, Schedules and Reports on         23
          Form 8-K..................................................

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company, including statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." These forward-looking statements involve certain risks and uncertainties. There can be no assurance that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (i) competitive pressures in the contract staffing and outsourcing industries; (ii) management and integration of the operations of acquired businesses; (iii) the Company's business and growth strategies and (iv) general economic conditions, including the ability to recruit staff.

     AHL Services, Inc. ("AHL" or the "Company") provides contract staffing and management of its clients' labor-intensive operational support functions on an outsourced basis throughout the United States and Europe. The Company's core competencies include recruiting, hiring, training, motivating and managing the large numbers of personnel required to provide many of the support services needed by its clients while incorporating quality systems and cost efficiency in its operations. Founded in 1979, the Company is a leader in providing pre-departure screening, passenger profiling and other passenger services to the aviation industry and, increasingly, provides services to other large corporations, including Federal Express, America OnLine, Georgia Power, BellSouth, Nike and Motorola. Through its 83 offices in the United States and 28 offices in six European countries, AHL is able to service the multinational outsourcing needs of its largely Fortune 1000 client base. The Company currently has approximately 630 contracts to provide services and has established long-term relationships with its largest clients, providing the Company with a significant source of predictable recurring revenues. The Company intends to take advantage of market trends toward contract staffing and become the preferred provider of outsourced labor management solutions for its clients by leveraging its core competencies, international scale, reputation for quality, performance-based quality measurement systems, management depth and senior-level relationships with its key clients. To capitalize on these market trends and to enter new complementary business lines, the Company has completed six acquisitions since its initial public offering in March 1997.

     As of February 1, 1997, Mr. Frank A. Argenbright, Jr., Chairman and Co-Chief Executive Officer of the Company, contributed to the Company (i) all of the outstanding shares of Argenbright Holdings Limited, a holding company for U.S. operations, and The ADI Group Limited (together with its predecessors, "ADI"), a holding company for European operations, (ii) certain real estate, a portion of which was previously rented by the Company (with the Company assuming the related mortgage debt) and (iii) a note with a balance of $528,000 payable by the Company to Mr. Argenbright (collectively, the "Reorganization"). As a result of the Reorganization, Argenbright and ADI became wholly-owned subsidiaries of the Company.

INDUSTRY OVERVIEW

     Many corporations and other institutions need to recruit, hire, train, motivate and manage large numbers of personnel to handle non-core functions in labor environments often characterized by relatively low pay and high turnover rates. Enterprises incur considerable expense and invest substantial amounts of management time in managing this process. These enterprises are increasingly contracting with specialized third party providers to better ensure long-term labor availability for support functions. Contract staffing providers often are able to provide higher quality services at a lower cost than these enterprises are able to do themselves. Outsourcing these functions shifts employment costs and risks, such as workers' compensation, recruitment and turnover costs and changes in labor regulations, to outside vendors and allows enterprises to reduce the administrative overhead and time necessary to properly manage non-core functions.

     The nature of the contract staffing industry is changing. As enterprises centralize purchasing decisions and seek to reduce the number of vendors with whom they do business, the ability of providers to offer national account capability and national and international coverage is growing in importance. Large enterprises are increasingly seeking partnering opportunities whereby the third party provider, in addition to providing on-site management of staff, assumes responsibility for a particular function, including designing and implementing a solution for its client, and shares in the economic benefits derived from improved execution of the function. These trends, as well as the increasing need for capital and management depth for growth, are creating consolidation opportunities in the highly fragmented contract staffing industry.

     While the aviation industry has historically outsourced certain functions, such as food service, fueling and pre-departure screening, aviation companies are increasingly outsourcing operational support functions not directly related to flight operations. Functions which are increasingly being outsourced include passenger profiling, baggage claim and check, sky cap, cargo and baggage handling, aircraft clean and search, frequent flyer lounge operations, ramp services, wheelchair assistance, shuttle bus, inter-gate cart, ticketing and check-in services. Opportunities for outsourcing of security-related labor-intensive operational support functions within the aviation industry have increased in recent years and are expected to continue to increase if the FAA approves more stringent security measures. Measures under consideration or recently recommended by the FAA and the White House Commission on Aviation Safety and Security (the "Gore Commission") in the United States include certification of service providers, X-raying and matching all checked baggage, implementation of a passenger profiling system and under-the-wing security guards for parked aircraft.

     Growth in demand for contract staffing and outsourcing services, including fulfillment services, in the United States and Europe is expected to continue. Companies in numerous industries are seeking to reduce costs and focus on their core competencies and, as a result, are increasingly outsourcing support functions which have traditionally been performed in-house. The trend toward outsourcing labor management in Europe is not as developed as it is in the United States, due in part to historically more restrictive labor regulations which are beginning to be liberalized. Two trends are expected to increase demand for aviation-related contract staffing services in Europe: (i) the privatization of major airlines, which should increase their focus on improving operating performance, and (ii) the liberalization of airport authority licensing, which currently restricts the number of vendors that may provide aviation services at a particular airport. The European Union has mandated that European airports be opened to increased competition to provide various ground services beginning in January 1999.

ACQUISITION HISTORY

     Since 1992, the Company has completed nine acquisitions. The Company intends to continue to seek acquisitions that will build density in the Company's existing markets, add geographic coverage to the Company's existing businesses, broaden the Company's service offerings and expand the Company's client base. Through acquisitions of smaller operations providing the same type of services already provided by the Company, AHL believes it can leverage its existing management and systems infrastructure and increase its market share in locations at which the Company already has an established presence. In most instances, these operations can be integrated into the Company's existing operations, resulting in elimination of duplicative overhead and operating costs. The Company will seek to efficiently integrate these acquired companies while retaining the existing management of those companies.

     In March 1992, the Company formed ADI to acquire a portion of the aviation security operation of British Airways at Heathrow Airport. The Company has used ADI as a platform to expand its operations in Europe. In August 1993, ADI acquired Express Baggage Reclaim Services Limited, a provider of lost baggage delivery and replacement services in the United Kingdom. In July 1996, the Company acquired Intersec, a provider of commercial and governmental security services in the Baltimore/Washington metropolitan area (the "Intersec Acquisition"). The Intersec Acquisition added density in a region where the Company had an existing well-developed infrastructure.

     The following acquisitions have been completed in 1997 and through March 1, 1998:

  Aviation Services

     EAS. To strengthen its outsourcing relationship with British Airways, in May 1997 ADI entered into a joint venture with British Airways to acquire Executive Aircraft Services ("EAS"), a division of British

Airways. EAS provides ground handling (including arranging fueling, runway and gate access, baggage handling and transport), passenger handling and concierge services for large, private executive aircraft at Heathrow Airport. Heathrow Airport licensing rules prevented an outright purchase of the business by ADI, so the parties entered into a joint venture and agency agreement under which ADI retained an option to purchase all of the business when regulatory authorities permit. ADI receives all of the revenues and profits from the business performed by EAS. ADI paid approximately $2.8 million to British Airways and British Airways contributed the license to operate the executive aircraft services business at Heathrow Airport to the joint venture. In addition, ADI has committed to pay British Airways up to $550,000 for each of three years if EAS achieves certain operating results. EAS had revenues for the twelve months prior to the acquisition of approximately $2.4 million.

  Access Control/Facilities Management

     USA Security. To increase its operational density in the northeastern region of the United States, in May 1997 AHL acquired the access control business of USA Security Services, Inc. ("USA Security"), located in New Jersey, for approximately $2.6 million in cash (the "USA Security Acquisition"). USA Security had revenues for the twelve months prior to the acquisition of approximately $8.6 million. Since completion of the USA Security Acquisition, AHL has realized cost efficiencies by integrating USA Security into its existing New York and New Jersey operations.

  Light Industrial/Warehouse "Pick and Pack"

     Lloyd. To begin providing staffing for warehouse "pick and pack" and light industrial functions, in September 1997 AHL acquired Lloyd Creative Temporaries, Inc. ("Lloyd") for approximately $5.0 million in cash plus contingent consideration based on future operating results (the "Lloyd Acquisition"). Lloyd, a provider of staffing for warehouse "pick and pack" and light industrial (such as product assembly) functions to companies in the Chicago area, had revenues for the twelve months prior to the acquisition of approximately $14.0 million. The Lloyd Acquisition has served as a platform from which the Company intends to begin adding branch offices and increasing the number of "vendor on premises" locations.

     Midwest Staffing. In December 1997, the Company acquired Midwest Staffing Systems, Inc. ("Midwest Staffing"), a Chicago-based company that provides staffing for warehouse "pick and pack" and light industrial functions, for $5.0 million in cash. Midwest Staffing had revenues for the twelve months preceding the acquisition of approximately $8.4 million. This acquisition, combined with the Lloyd Acquisition, provides the Company with ten offices in the Chicago market, consistent with the Company's strategy of building geographic density in key markets.

     SES. In February 1998, the Company acquired SES Staffing Solutions, Inc. ("SES"), a Baltimore-based company that provides warehouse "pick and pack" and light industrial staffing for commercial entities for $12.6 million in cash. SES, with revenues for the twelve months preceding the acquisition of approximately $16.0 million, operates in five offices in the Baltimore area.

  Order Fulfillment

     RightSide Up. To expand its services to include order fulfillment, whereby it would provide warehousing services, fill orders and ship consignment inventory and other materials to customers, in October 1997 the Company acquired RightSide Up, Inc. ("RightSide Up"), a California company, for $6.0 million in cash plus contingent consideration based on future operating results (the "RightSide Up Acquisition"). RightSide Up had revenues of approximately $6.4 million for the twelve months ended August 31, 1997. RightSide Up provides operators that take inbound customer orders and fulfills these orders by "picking and packing" and shipping the items from the company's warehouse. RightSide Up's clients are predominantly in the entertainment industry.

SERVICES PROVIDED

     The following table presents information with respect to the percentage of the Company's revenues by major service category for the periods shown:

                                                FISCAL YEARS ENDED
                                                   DECEMBER 31,             PRO FORMA
                                               --------------------     FISCAL YEAR ENDED
SERVICES PROVIDED                              1995    1996    1997    DECEMBER 31, 1997(1)
-----------------                              ----    ----    ----    --------------------
Aviation services(2).........................   58%     55%     54%             47%
Access control/facilities management(3)......   36      41      39              35
Light industrial/warehouse "pick and
  pack"(4)...................................    6       4       7              16
Order fulfillment(5).........................   --      --       *               2
                                               ---     ---     ---             ---
          Total..............................  100%    100%    100%            100%
                                               ===     ===     ===             ===

---------------

  * Less than 1%.
(1) Includes revenues of all acquisitions, including SES, as if the acquisitions had occurred on January 1, 1997.
(2) Includes revenues of EAS from the date of acquisition in May 1997.
(3) Includes revenues of Intersec and USA Security, providers of access control services, from the dates of acquisition in July 1996 and May 1997, respectively.
(4) Includes cargo handling. Includes revenues of Lloyd and Midwest Staffing from the dates of acquisition in September 1997 and December 1997, respectively.
(5) Includes revenues of RightSide Up from its date of acquisition in October 1997.

  Aviation Services

     Management believes, based on its knowledge of the industry, that the Company is one of the largest providers of pre-departure screening and passenger profiling services in the United States and Europe combined, with approximately 5,000 employees currently providing services at 32 airports in the United States and 27 airports in Europe. Pre-departure screening is a security approach maintained at all commercial airports in the United States and the United Kingdom under mandates of the Federal Aviation Administration (the "FAA") and the United Kingdom's Department of Transportation (the "U.K. DOT") and at many other airports throughout the world under similar mandates of other regulatory authorities. At pre-departure screening checkpoints, all passengers and other airport patrons must physically pass through a device called a magnetometer, designed to reveal the presence of metal objects and all carry-on baggage and other items carried into the concourse or gate area must pass through an X-ray device to determine whether certain suspicious materials are present. Major airports at which the Company provides pre-departure screening services include Los Angeles International, New York -- Kennedy and LaGuardia,
Washington -- National and Dulles, Denver International, Chicago -- O'Hare, San Francisco, Orlando, Boston and Memphis in the United States.

     In Europe, the Company provides a passenger profiling procedure which has been used by certain major European airlines for several years at high-risk international airports in Europe and was mandated in 1994 by the FAA for U.S. airlines' international flights from those airports. Passenger profiling seeks to identify a potential threat before it materializes by means of interviewing, document verification and behavioral analysis. This procedure results in the classification of the vast majority of passengers as low risk, thereby enabling more scrutiny to be focused on higher risk passengers. The Company has been providing profiling services in Europe since 1992, currently has over 233 employees providing these services and believes that if the FAA were to mandate profiling in the United States, the Company would be well-positioned to quickly implement profiling procedures for its U.S. clients. See "-- Government Regulation." Major airports at which the Company provides passenger profiling services include London Heathrow and Gatwick, Paris -- Charles de Gaulle, Frankfurt, Berlin and Dublin.

     Historically, airlines have utilized their own employees to provide most passenger services but are increasingly seeking to outsource support functions. The Company provides a variety of other passenger services to its airline clients, including baggage claim and check in 22 airports in the United States and Europe, aircraft clean and search in two European airports and lost baggage delivery or replacement services in 12 European airports. At 19 airports in the United States and Europe, the Company provides an assortment of services including skycap, wheelchair assistance, escorting of unaccompanied minors, inter-gate cart services and frequent flyer lounge operations.

  Access Control/Facilities Management

     The Company provides business and facility access control, special event security and uniformed security officer services to a broad range of commercial and governmental clients. The Company's access control staff are used at office and government buildings, airports, hospitals, distribution centers, sports arenas, museums and other facilities. For aviation clients, the Company provides guarding and control of airport entrances, checking of employee identification cards and baggage, guarding and control of employee parking lots and under-the-wing guarding of parked aircraft in Europe.

     Depending on the needs of the client, security officers are on premises, often around-the-clock, to provide facility security, access control, personnel security checks and traffic and parking control and to guard against fire, theft, sabotage and safety hazards. The Company's security officers are trained to respond appropriately to emergency situations and report fires, intrusions, natural disasters, work accidents and medical crises to appropriate authorities.

     The Company provides dedicated, fixed route shuttle bus services in 10 locations within the United States and two locations in the United Kingdom through its fleet of approximately 350 shuttle bus vehicles, which generally seat between 15 and 50 passengers. Under all of its shuttle bus contracts, the Company provides the shuttle bus and the driver. During fiscal 1997, AHL vehicles traveled more than seven million miles and operated for more than 700,000 hours. AHL currently provides (i) campus shuttle services at The Georgia Institute of Technology, Emory University and The American School in London,
(ii) corporate shuttle services between various facilities of The Coca-Cola Company and Delta Air Lines, (iii) public parking shuttle services for the Memphis/Shelby County Airport Authority and the Nashville Airport Authority,
(iv) aviation employee transportation services from employee parking lots for Delta Air Lines and Federal Express and (v) airside crew and passenger transport at Heathrow Airport.

  Light Industrial/Warehouse "Pick and Pack"

     The Company provides staffing for light industrial and warehouse "pick and pack" functions, which includes providing staffing for warehousing functions and inventory distribution. The Company began providing staffing for light industrial and warehouse "pick and pack" markets with the completion of the Lloyd Acquisition and further expanded its operations in this area through the acquisitions of Midwest Staffing and SES.

     The Company also prepares cargo and mail for flight by sorting, packaging and transporting the cargo and mail to and from airplanes in certain markets. In certain other markets, the Company provides the actual staffing of customer counters and data input into the airline's cargo computer system, in addition to handling the cargo. Cargo services are provided in these other markets pursuant to outsourcing arrangements, under which the Company manages the entire process for its clients. The Company processes air cargo for several of its major aviation clients, including Delta Air Lines, United Airlines, Alaska Airlines, America Trans Air and Royal Airlines. The Company also provides cargo services to Air China, SwissAir, and Cathay Pacific and Vanguard pursuant to subcontracts from Delta Air Lines. In addition to cargo handling, the Company provides U.S. Postal Service mail handling for Delta Air Lines in selected locations.

  Order Fulfillment

     The Company provides order fulfillment services principally for clients in the entertainment industry including Disney, Fox and Mattel among others. The Company processes the inbound calls and fulfills these orders by "picking and packing" and shipping the items from the Company's warehouse. The Company's clients own the actual inventory.

CONTRACT TERMS

     Substantially all of the Company's aviation, transportation and access control services are provided under contracts, typically having terms of one to five years, which provides the Company with a significant source of predictable recurring revenues. Although the terms of the Company's contracts vary significantly, clients generally agree that the Company will provide a stated service level and agree to pay the Company an hourly rate for services provided. Certain of the Company's clients, especially in the cargo services area, are billed a fixed dollar amount per month for services performed. Under some contracts, the Company is entitled to rate increases when there are increases in the Federal minimum wage, although most of the Company's employees are paid at rates in excess of the Federal minimum wage. Most contracts have multi-year terms and are generally terminable by either party upon 30 to 90 days written notice. Most of the contracts entered into by the Company have been renewed or extended upon the expiration of their original terms. The Company has experienced an average annual retention rate of approximately 93% of contract billable hours over the last three fiscal years (excluding operations the Company has elected to terminate). The Company's access control services are generally provided under contracts in which AHL assumes responsibility to employ, schedule and pay all personnel and provide uniforms, equipment, training, supervision, fringe benefits, bonding and workers' compensation insurance. The Company's contracts typically provide that the Company will indemnify the client from and against any claims for personal injury or death to any person (other than an employee of the client) and for damage to any property arising out of the acts or omissions of the Company unless the claim results from any negligent act of the client.

CLIENTS

     AHL's ten largest clients in fiscal 1997, which accounted for an aggregate of 61.8% of the Company's revenues, were United Airlines, Delta Air Lines, British Airways, Federal Express, the United States government, American Airlines, Northwest Airlines, Georgia Power, America OnLine, USAir and BGS. During fiscal 1997, United Airlines, Delta Air Lines, British Airways, and Federal Express accounted for 18.8%, 17.2%, 12.7% and 3.9% of the Company's revenues, respectively, through an aggregate of 86 contracts and, together, represented 52.6% of the Company's revenues. AHL is increasingly providing services to other large corporations, including Mattel, BellSouth, Nike and Motorola. The Company has 24 contracts in the United States and eight contracts in Europe that provide annual revenues in excess of $2 million each.

SALES AND MARKETING

     Building and maintaining relationships with personnel at various levels of its clients' organizations, including relationships with both senior executives and local operating personnel has been, and will continue to be, an important operating philosophy for the Company. The Company uses these relationships to market its services to potential clients through individuals having senior management and local operating responsibilities. AHL targets large corporations and institutions that have significant contract staffing needs for labor-intensive, task-repetitive functions. The Company has a local sales force in the United States of 18 representatives located in AHL's regional offices in New York, Atlanta, Florida, Dallas, Memphis, Washington, D.C., Denver and Los Angeles and two sales representatives in Europe. The Company's eight regional vice presidents in the United States are each responsible for two to four districts. Regional and district managers also have sales responsibilities and a portion of their incentive compensation is dependent on meeting sales goals.

     The Company is developing a national sales and marketing strategy, under which the Company focuses on improving the consistency of its sales approach. The Company conducts in-house sale seminars, at which regional, district and national account managers, along with the Company's local sales personnel, focus on how to sell services to larger accounts. Furthermore, the Company has designated certain senior managers as responsible for specific national account relationships with specific large clients and added a national accounts sales representative during 1997.

WORKFORCE MANAGEMENT

     The Company's core competencies include recruiting, hiring, training, motivating and managing the large numbers of personnel required to provide many of the support services needed by its clients. The Company's district managers and their human resources staff have ongoing responsibility for hiring, recruiting and training the Company's local workforce.

     Recruiting. The Company has developed innovative recruiting methods that have been particularly effective in reaching targeted pools of prospective employees, in addition to utilizing traditional recruiting methods such as job fairs, trade journals, local advertising, and interviewing at vocational schools. After analyzing the demographics of each market, the Company seeks to establish relationships with community groups and leaders. For example, in a number of markets, the Company has found that senior citizens are an excellent source of potential employees for its pre-departure screening services and recruiters frequently visit senior citizen centers. The Company leverages these community relationships to provide a feeder into the Company's employment pool and believes that current Company employees serve as effective recruiters for the Company. The Company believes these methods are more cost-effective than more traditional recruiting methods.

     Hiring. In 1997, the Company recruited, hired and trained over 17,000 full-time employees to provide services for its clients. Within the United States, every employee must complete a written application and provide proof of citizenship or resident alien status and every employee is subject to a ten-year employment and criminal background check, which is conducted internally by the Company. Unlike many of its competitors, the Company requires mandatory pre-employment drug testing for all aviation and commercial-security services employees.

     In Europe, the Company screens potential applicants through a telephone interview, and each potential employee must complete a written application and undergo an interview that includes vision, hearing and psychological testing. An initial one-year background check is required for every new employee. Each European employee is hired subject to a three month probationary period and continuity of employment is subject to a 20-year background check. Where legally permitted, employees in certain European countries are also subject to random drug testing.

     Training. The Company provides in-house classroom and on-the-job training programs for its hourly personnel through videos, guest lecturers and full-time trainers who are employed at the Company's major district locations. The Company is in the process of establishing performance measures to improve job focus and accountability, create a quality audit process and implement "best practices and procedures" in the Company's field operations. The Company is ISO 9002-certified in its commercial security business in the United Kingdom. The Company is the only organization approved by the U.K. DOT to provide aviation security training to personnel of the U.K. DOT, the agency that regulates aviation security matters in the United Kingdom.

     Retention. The Company believes that employee retention is critical to lowering operating costs and providing high quality service to its clients. Accordingly, the Company places significant emphasis on programs to motivate its employees and reduce employee turnover. Since inception, the Company has been able to provide quality service and expand its business despite the high employee turnover that is inherent in low wage, task-repetitive positions. The Company's "110% Club" recognizes employees for superior attendance, attitude, appearance and performance. Members receive quarterly bonuses and other rewards, and are recognized throughout the Company. The Company's pre-departure screening employees receive bonuses for detecting weapons and other illegal objects at airport security checkpoints, including those detected during FAA-mandated tests. The Company has also enhanced employee benefits by adding an employee stock purchase plan, which is available to all employees with three months of active service.

     Field Management. The Company has developed a management structure under which significant workforce decisions are made at the local level, thereby requiring field managers to assume responsibility for recruiting, hiring and retention. The Company's bonus system for regional and district managers is based upon achievement of specific performance objectives, including revenue, gross margin and net contribution, new business and client retention and losses and claims incurred. Regional and district managers can earn bonuses of up to 35% of their base compensation by achieving all of their objectives established annually by the Company. As an added incentive, the Company established a stock option plan for key corporate and field management in early 1997.

     Employees. As of December 31, 1997, the Company had over 16,000 employees. A total of 1,338 of the Company's employees are covered by collective bargaining agreements including 782 of the Company's security employees working at New
York -- Kennedy and 457 working at Chicago -- O'Hare. Each of these agreements was assumed by the Company in connection with an acquisition or an outsourcing contract previously held by another vendor. In 1997, unions initiated one effort to organize certain Company employees, which failed to receive sufficient support to require a vote. The Company considers its relations with its employees to be good.

MANAGEMENT INFORMATION SYSTEMS

     The Company has invested, and intends to continue to invest, substantial resources to develop systems that will enable it to deliver quality customer service, centrally manage its operations and achieve substantial cost savings. In April 1997, the Company hired a new Vice President and Chief Information Officer. In addition, the Company's management information system integrates its financial, general ledger, payables, receivables and payroll functions. The system completes budgeting, forecasting and monthly profit and loss statements on a contract-by-contract basis. The Company has networked its corporate offices and all regional and district offices in the United States and has E-mail capability to all U.S. offices and its London headquarters. The Company has also made significant investments to upgrade field computers and has leased two HP9000 systems which are run parallel to prevent downtime and give the Company the capacity needed to handle anticipated future growth.

     In 1998, the Company intends to enhance the computerized scheduling, timekeeping and payroll system for hourly employees. This will enable AHL to continue to develop performance measurements for its customers and to improve scheduling to reduce the amount of non-billable overtime. In addition, the Company will establish real-time links with the Company's European operations.

COMPETITION

     The contract staffing industry is extremely competitive and highly fragmented, with limited barriers to entry. Companies within the contract staffing industry compete on the basis of the quality of service provided, their ability to provide national and international services, the range of services offered, as well as price. The Company believes its competitive advantages include its reputation for providing high quality service and its ability to serve large clients in the United States and Europe. Most of the Company's competitors offer a more limited range of services and focus on a few specific services.

     The Company competes in international, national, regional and local markets with outsourcing companies, specialized contract service providers and in-house organizations that provide services to potential clients and third parties. AHL's principal competitors include, in the aviation services industry, ICTS International N.V., Globe Aviation Securities Corporation and International Total Services, Inc. and, in the commercial security industry, Borg-Warner Security Corporation, Guardsmark, Inc. and The Wackenhut Corporation. The Company's warehouse "pick and pack" and light industrial services and order fulfillment services compete primarily with numerous local and regional companies as well as divisions of several major staffing companies. Certain of the Company's competitors and potential competitors have significantly greater financial resources and larger operations than the Company.

GOVERNMENT REGULATION

     Current Regulations Relating to Aviation Security. Aviation security in the United States is subject to regulations and directives issued by the FAA and to legislation enacted by the United States Congress. Under current regulations, responsibility for aviation security is shared between the FAA and various other federal, state and local agencies and industry participants (which include air carriers and airport authorities as well as independent contractors that perform services for or on behalf of these industry participants). The FAA conducts threat and vulnerability assessments and, through its regulatory authority, directs the aviation industry to implement measures that address existing and anticipated threat situations. The FAA also tests security measures at airports to assess vulnerabilities in current airport security systems.

     Under FAA regulations, each air carrier and airport authority must adopt and carry out an FAA-approved security program that provides for the safety of persons and property traveling in air transportation against acts of criminal violence and aircraft piracy. Air carriers are responsible for providing security measures for all people and items connected with their aircraft, including passengers, baggage, and maintenance and flight crews. Airport authorities are responsible for maintaining a secure environment on airport grounds and for providing law enforcement support and training.

     Each security program adopted by an airline must include: (i) the screening of passengers and their carry-on baggage, and other persons having access to controlled areas, to prevent the carriage aboard aircraft of weapons or explosive devices, (ii) controlling access to aircraft, checked baggage and cargo, (iii) appropriate controls on shipping of cargo in Europe and (iv) security inspection of any aircraft left unattended.

     Airlines may utilize either their own employees or third-party contractors to carry out their security programs. Proposed FAA regulations would require pre-departure screeners to undergo a 10-year criminal and employment background check and a five-year employment verification, with the employer required to maintain records of these investigations throughout the term of employment. The comment period for the proposed regulations closed on May 19, 1997. The FAA is analyzing the comments received and is drafting a final rule to extend background check regulations to include screeners. Screeners operating X-ray systems must receive initial and recurrent training in the detection of weapons and other dangerous articles.

     From time to time, the FAA issues directives requiring the implementation of specific actions by air carriers and airport authorities. For example, following the destruction of TWA flight 800 in July 1996, the FAA began to require additional matching of passengers and checked baggage, additional searching of aircraft cabins and cargo areas, additional physical searches of carry-on-items and other enhanced security measures.

     Generally, European standards for aviation security are more stringent than those currently in effect in the United States. Passengers are subject to more comprehensive "profiling" and review of documents; parked aircraft must be guarded, searched and cleaned in accordance with applicable regulations, passenger baggage is subject to match procedures as well as random X-ray and hand searches, commercial cargo is guarded and subject to random X-ray searches; and airline employees and other crews are subject to additional security measures. The FAA requires that U.S. airlines utilize similar passenger profiling programs in their European operations.

     Recent Developments Relating to Aviation Security. Several initiatives by United States governmental authorities and industry participants have resulted in recommended changes in regulatory requirements relating to aviation security. These initiatives have been undertaken by the United States Congress, through provisions of the Federal Aviation Reauthorization Act of 1996 (the "1996 Act"); the White House Commission on Aviation Safety and Security (the "Gore Commission"), which published its final report on February 12, 1997; and the Aviation Security Advisory Committee ("ASAC"), a committee of government and industry participants that issued its recommendations on December 12, 1996. Each of these groups has considered issues that have ranged from the fundamental structure of, and sharing of responsibilities relating to, aviation security to specific near-term measures that could be implemented to improve aviation security.

     The Gore Commission, which was formed following the destruction of TWA Flight 800 in July 1996, included the heads of various federal agencies and was charged with making recommendations as to how the partnership between the U.S. government and industry participants can achieve improved aviation security. The Gore Commission issued its final report on February 12, 1997 and included among its recommendations: (i) development of uniform performance standards for the selection, training and certification of pre-departure screening companies; (ii) implementation of procedures for matching of passengers and checked baggage on a nationwide basis no later than December 31, 1997; (iii) the continued development and implementation of an automated passenger profiling system; and (iv) utilization of U.S. Customs Service personnel and computer systems to complement the efforts of the FAA and other federal agencies. On February 12, 1998, Transportation Secretary Rodney Slater presented Vice President Gore with a one year status report on the progress of the implementation of the recommendations of the White House Commission on Aviation Safety and Security. With regard to development of uniform standards for the selection, training, and certification of pre-departure screening companies, the FAA issued an Advance Notice of Proposed Rulemaking ("ANPRM") on March 17, 1997 to solicit comments on certification of screening companies. The comment period for this ANPRM closed on May 1, 1997, and the FAA has reviewed the comments received. The next step in the regulatory process is to issue a Notice of Proposed Rulemaking. The FAA has also been working with airlines to deploy the Screener Proficiency Evaluation and Reporting System ("SPEARS"), a system for improving the training and monitoring skills of screeners through computer-based training aids. Regarding implementation of bag match and automated profiling systems, the FAA has developed an automated passenger profiling system referred to as Computer Assisted Passenger Screening ("CAPS"). Several airlines have begun developing CAPS systems in 1997. Both CAPS and manual passenger screening systems are being used in the passenger bag match system, to select passengers' luggage which will either be examined by explosives detection systems or will not be allowed to be transported unless a passenger is on the flight. Lastly, the U.S. Customs Service is deploying personnel to assist aviation security efforts and is working to evaluate select and deploy high technology cargo and baggage screening equipment.

     The 1996 Act required that the FAA conduct a study and report to Congress on whether to transfer certain responsibilities of air carriers to either airport authorities or to the federal government or whether to provide for some other sharing of current responsibilities. This report has not yet been issued by the FAA. However, the Company believes that the FAA is likely to follow the final recommendation released by the Gore Commission, as described above. The 1996 Act directed the FAA to "certify" companies that provide pre-departure screening, continue to assist air carriers in developing computer-assisted passenger profiling programs, assess programs for matching of passengers and checked baggage that are currently being utilized in the industry on a test basis, and report on changes to enhance and supplement the screening and inspection of cargo and mail shipments.

     Other Applicable Regulations. Airport authorities in many foreign countries require that companies receive licenses in order to be able to perform services at the airport and limit the number of licenses that are issued. The Company is also required to maintain various licenses and permits from state and local government authorities in order to provide commercial security, shuttle bus and certain other services.

RISK MANAGEMENT AND SAFETY

     Because the Company's business is labor intensive, workers' compensation is a significant operating expense for the Company in the United States. In addition, the Company is exposed to possible claims by its clients' customers or employees, alleging discrimination or harassment by the Company's employees. The Company is also exposed to liability for the acts or negligence of its employees who cause personal injury or damage while on assignment, as well as claims of misuse of client proprietary information or theft of client property. The Company has adopted policies and procedures intended to reduce its exposure to these risks.

     The Company maintains insurance against these risks with policy limits it considers sufficient, subject to self insurance of $250,000 per incident and an aggregate stop-loss. In addition, the Company maintains aviation liability insurance of $500 million per incident. The Company establishes reserves in its financial statements for the estimated costs of pending claims as well as the estimated costs of incurred but not yet reported claims. The reserve for these unreported claims is based on prior experience. The Company's reserves are periodically revised, as necessary, based on developments related to pending claims. At December 31, 1997, the Company's reserve for workers' compensation and automobile claims was $3.8 million.

     The Company's risk management specialist, with the assistance of the Company's regional managers, is responsible for claims management and the establishment of appropriate reserves for the deductible portion of claims. In the first quarter of 1997, the Company implemented a number of new risk control strategies, which include establishing a risk allocation program that provided local managers with financial incentives to improve safety performance by decreasing the number of workplace accidents. The Company has also implemented quarterly safety committee meetings with its local managers and field employees, conducted defensive driving training sessions for its transportation employees, conducted routine safety inspections of local work sites and instructed personnel in proper lifting techniques in an effort to reduce the number of preventable accidents.

EQUIPMENT

     As of December 31, 1997, the Company operated a fleet of approximately 350 shuttle bus vehicles, which generally seat between 15 and 50 passengers. A majority of these vehicles are leased, with lease terms that generally match the term of the contract for which the vehicles are provided. In the event of early termination of a contract, certain of the Company's clients are required to assume liability for the vehicle leases.

     The Company performs its own vehicle maintenance at each major location through a separate maintenance division. Preventive maintenance is provided at defined mileage intervals. Each maintenance shop has experience with all maintenance and repair requirements for the Company's fleet, including air conditioning and component maintenance.

ITEM 2.  PROPERTIES

     The Company maintains 111 offices in various metropolitan areas in the United States and Europe. The Company's executive headquarters and corporate operations are located in Atlanta, Georgia in leased facilities consisting of approximately 3,700 and 15,200 square feet of office space, respectively. The initial term of the executive headquarters lease expires in November 2001. In addition, the Company's regional offices each consist of between 150 and 6,350 square feet. The Company believes its facilities are adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and key employees are as follows:

         EXECUTIVE OFFICERS:             AGE                  POSITION
         -------------------             ---                  --------
Frank A. Argenbright, Jr.............    50     Chairman and Co-Chief Executive
                                                  Officer
Edwin R. Mellett.....................    59     Vice Chairman and Co-Chief Executive
                                                  Officer
Thomas J. Marano.....................    47     President and Chief Operating
                                                  Officer -- Argenbright Holdings
                                                  Limited
Ernest Patterson.....................    50     Chief Executive -- The ADI Group
                                                  Limited
David L. Gamsey......................    40     Chief Financial Officer

           KEY EMPLOYEES:
           --------------
Alan J. Cordover.....................    53     President, RightSide Up
Charlie P. Graziani..................    55     President, Lloyd and Midwest Staffing
A. Trevor Warburton(1)...............    55     Managing Director -- The ADI Group
                                                  Limited

           KEY EMPLOYEES:                AGE                  POSITION
           --------------                ---                  --------
Daniel E. DiGiusto...................    46     Senior Vice President of Field
                                                  Operations -- Argenbright Holdings
                                                  Limited
Larry G. Parrotte....................    38     Senior Vice President of Field
                                                  Operations -- Argenbright Holdings
                                                  Limited
Henry F. Anthony.....................    46     Vice President of Human Resources --
                                                  Argenbright Holdings Limited
L. Celeste Bottorff..................    44     Vice President of Marketing and
                                                Strategic Planning -- Argenbright
                                                  Holdings Limited
Barry J. Jenkins.....................    35     Vice President of
                                                Finance -- Argenbright Holdings
                                                  Limited
Mark T. Ryall........................    38     Vice President and Chief Information
                                                  Officer -- Argenbright Holdings
                                                  Limited
Nicholas G. Bailey...................    47     Finance Director -- The ADI Group
                                                  Limited
Nigel D.J. Cotton....................    45     Human Resources Director -- The ADI
                                                  Group Limited

---------------

(1) Mr. Warburton was an executive officer of the Company through June 1997.

     Mr. Argenbright founded the Company in 1979 and has been its Chairman and Chief Executive Officer since that time. Mr. Argenbright graduated from the Owner/President Management Program at Harvard Business School in 1991.

     Mr. Mellett has been Vice Chairman and Co-Chief Executive Officer of the Company since December 1994 and served on the Company's Advisory Board during 1994. From 1993 to 1994, he was a consultant and private investor. From 1984 to 1992, Mr. Mellett was Senior Vice President of The Coca-Cola Company, serving also as President of Coca-Cola Northern Europe from 1990 to 1992 and President of Coca-Cola USA from 1986 to 1988. From 1972 to 1984, Mr. Mellett was President of the Food Services Division of PepsiCo.

     Mr. Marano has been President and Chief Operating Officer of Argenbright Holdings Limited, the holding company for the Company's U.S. operations, since July 1995. From 1990 to June 1995, Mr. Marano was Vice President and a Global Customer Director for The Coca-Cola Company, and from 1986 to 1990, he was Vice President of U.S. Sales, Fountain Division, of The Coca-Cola Company. From 1985 to 1986, Mr. Marano was Vice President of U.S. Sales of Apple Computer.

     Mr. Patterson has been Chief Executive -- The ADI Group Limited, the holding company for AHL's European operations, since June 1997. From 1996 to 1997, Mr. Patterson was the Group Chief Executive Officer for National Express Group PLC. From 1990 to 1996, he was the Chief Executive Officer, Worldwide Distribution Services for B.E.T. PLC, and from 1985 to 1990, he was the Managing Director of a foreign subsidiary of B.E.T. PLC.

     Mr. Gamsey has been Chief Financial Officer of the Company since September 1995. From 1988 to September 1995, Mr. Gamsey was a Managing Director of Investment Banking of Price Waterhouse LLP. From 1987 to 1988, Mr. Gamsey was Chief Financial Officer of Visiontech, Inc., and from 1979 to 1987, Mr. Gamsey was a Senior Audit Manager for Arthur Andersen LLP. Mr. Gamsey is a Certified Public Accountant.

     Mr. Cordover has been President of RightSide Up since its acquisition by the Company in October 1997. Mr. Cordover was President of RightSide Up, Inc. since he purchased the division from Paramount Pictures in 1996. Prior thereto, he was Vice President of Theatrical Marketing for Paramount Pictures and Senior Vice President for K-Tel International.

     Mr. Graziani has been president of Lloyd and, upon its acquisition, Midwest Staffing, since Lloyd was acquired by the Company in September 1997. Mr. Graziani was President of Lloyd Creative Staffing of Chicago since he founded the company in 1989. Prior thereto, he held marketing and sales positions with AB Dick, IBM, Unisys and Digital Equipment Corp.

     Mr. Warburton has been Managing Director -- The ADI Group Limited since January 1993. From 1990 to 1992, Mr. Warburton was Senior Vice President of Ground Services for Ogden Aviation Services. From 1989 to 1990, he was Operations Director for Ogden Aviation Services at London-Gatwick. From 1987 to 1989, he was head of Ground Operations for British Airways at London-Gatwick, and from 1961 to 1987, he held a number of senior management positions with British Caledonian Airways.

     Mr. DiGiusto has been Senior Vice President of Field
Operations -- Argenbright Holdings Limited since 1989. From 1974 to 1989, Mr. DiGiusto was employed by Burns International Security, most recently as its Northeast Division Vice President.

     Mr. Parrotte has been Senior Vice President of Field
Operations -- Argenbright Holdings Limited since 1997. From 1992 to 1997, he was Regional Vice President of the Company's Washington, D.C. area operations. Prior thereto, he was a regional manager with Burns International Security.

     Mr. Anthony has been Vice President of Human Resources -- Argenbright Holdings Limited since January 1996. From 1993 to 1996, Mr. Anthony was Vice President of Human Resources of National Linen Service. From 1989 to 1993, Mr. Anthony was Vice President of Human Resources for BET Plant Services, Inc.

     Ms. Bottorff has been Vice President of Marketing and Strategic
Planning -- Argenbright Holdings Limited since September 1996. From 1994 to 1996, Ms. Bottorff was Marketing Director of The Atlanta Journal-Constitution. From 1990 to 1994, Ms. Bottorff was Director of Strategic Planning of Holiday Inn Worldwide. From 1987 to 1990, she was Manager of Field Planning for The Coca-Cola Company and, from 1983 to 1987, she was an Engagement Manager for McKinsey Co., Inc.

     Mr. Jenkins has been Vice President of Finance -- Argenbright Holdings Limited since May 1997. From 1984 to 1997, he was employed by Price Waterhouse LLP, most recently as a senior manager. Mr. Jenkins is a Certified Public Accountant.

     Mr. Ryall has been Vice President and Chief Information Officer
 -- Argenbright Holdings Limited since April 1997. From 1990 to 1997, he was Group Manager of Ryder Systems, Inc. From 1983 to 1990, he was a manager for Andersen Consulting.

     Mr. Bailey has been Finance Director -- The ADI Group Limited since May 1995. From January 1994 to April 1995, he worked in Kazakhstan establishing the financial operations for Tengizchevroil, a joint venture between the Government of Kazakhstan and Chevron Petroleum. From 1992 to 1993, Mr. Bailey was an independent consultant to the airline industry. Prior thereto, Mr. Bailey held a number of positions in the airline industry. Mr. Bailey is a Chartered Accountant.

     Mr. Cotton has been Human Resources Director -- The ADI Group Limited since August 1993. From 1989 to 1993, he was Head of Human Resources -- United Kingdom for Ericsson plc and, during 1988, he was a Personnel Manager with British Airways. Prior thereto, he was employed by British Caledonian Airways.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company completed its initial public offering on March 27, 1997 at $10.00 per share and, since that date, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "AHLS." The following table sets forth the high and low closing sales prices per share for the Common Stock, for the periods indicated, as reported by the Nasdaq National Market.

                                                               HIGH       LOW
                                                              -------   -------
1997:
First Quarter (from March 27, 1997).........................  $ 10.75   $ 10.00
Second Quarter..............................................    15.50      9.50
Third Quarter...............................................    19.50    15.125
Fourth Quarter..............................................   24.625     15.25

     On March 20, 1998, the last sale price of the Common Stock as reported on the Nasdaq National Market was $29.50 per share and there were 17 holders of record of the Common Stock.

     The Company has never paid any cash dividends on its Common Stock, and the Board of Directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. The Company's credit facility prohibits the payment of dividends. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Combined Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected financial data presented below as of and for each of the fiscal years in the five year period ended December 31, 1997 have been derived from the Company's financial statements which have been audited by Arthur Andersen LLP, independent accountants.

                                                 FISCAL YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                    1993         1994         1995         1996         1997
                                  --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
Revenues........................  $104,143     $123,234     $168,601     $210,153     $276,013
Operating expenses:
  Cost of services..............    78,019       91,873      124,491      155,926      204,512
  Field operating...............    18,284       20,931       30,328       37,492       45,956
  Corporate general and
     administrative.............     6,796        8,797       10,938       11,692       14,840
                                  --------     --------     --------     --------     --------
     Operating income...........     1,044        1,633        2,844        5,043       10,705
     Interest expense...........       593          904        1,309        1,726        1,159
Other income, net...............       (89)         (26)        (820)        (301)        (723)
                                  --------     --------     --------     --------     --------
  Income before income taxes and
     extraordinary items........       540          755        2,355        3,618       10,269
Income tax provisions(2)........       700          627          917        1,447        3,850
                                  --------     --------     --------     --------     --------
  Income (loss) before
     extraordinary items........      (160)         128        1,438        2,171        6,419
Extraordinary items, net of
  taxes(3)......................        --           --           --           --         (385)
                                  --------     --------     --------     --------     --------
          Net income (loss).....  $   (160)    $    128     $  1,438     $  2,171     $  6,034
                                  ========     ========     ========     ========     ========
Net income per
  share -- diluted..............                            $   0.17(4)   $  0.26(4)  $   0.55(5)
                                                            ========     ========     ========
     Weighted average common and
       common equivalent
       shares -- diluted........                            $  8,353(4)     8,433(4)    10,960
                                                            ========     ========     ========

                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                   1993      1994      1995      1996       1997
                                                  -------   -------   -------   -------   --------
BALANCE SHEET DATA:
Working capital.................................  $ 4,341   $  (763)  $13,216   $17,353   $ 42,823
Total assets....................................   21,036    29,094    40,687    51,953    109,794
Long-term debt, net of current portion(6).......    7,281     1,437    14,609    19,706      3,495
Shareholders' equity............................    2,123     2,252     3,577     5,409     74,531

---------------

(1) The Company's U.S. operations fiscal year ends on the last Friday in December. Each of the fiscal years presented consists of 52 weeks except that fiscal 1993 consists of 53 weeks.
(2) The income tax provision for 1993 and 1994 was negatively impacted by the significance of non-deductible expenses relative to income before income taxes.
(3) In the second quarter of 1997, the Company recorded extraordinary items resulting from the early extinguishment of debt associated with the Company's initial public offering.
(4) Pro forma to give effect to the Reorganization.
(5) Excluding the extraordinary items, net income would have been $0.59 per share.
(6) Includes a note payable to shareholder in the amount of $650,000 and $528,000 at December 31, 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     AHL provides contract staffing and management of its clients' labor-intensive operational support functions on an outsourced basis throughout the United States and Europe. Through its 83 offices in the United States and 28 offices in six European countries, AHL is able to service the multinational outsourcing needs of its largely Fortune 1000 client base. The Company currently has approximately 630 contracts to provide services and has established long-term relationships with its largest clients providing the Company with a significant source of predictable recurring revenues. Revenues have grown from $104.1 million in 1993 to $276.0 million in 1997, a compounded annual growth rate of 27.5%. Frank A. Argenbright, Jr., the Company's Chairman and Co-Chief Executive Officer, founded the Company in 1979. As of February 1, 1997, all of the outstanding shares of common stock of Argenbright, a holding company for U.S. operations, and ADI, a holding company for European operations, were contributed to AHL by Mr. Argenbright. As a result, Argenbright and ADI became wholly-owned subsidiaries of the Company.

     Since 1992, the Company has completed nine acquisitions, all of which have been accounted for under the purchase method of accounting. In March 1992, ADI acquired a portion of the passenger services operation of British Airways at Heathrow Airport. This passenger services operation had revenues in the first twelve months of operations of approximately $18.0 million. The Company has used ADI as a platform to expand its operations in Europe. In August 1993, ADI acquired Express Baggage Reclaim Services Limited, a provider of lost baggage delivery and replacement services in the United Kingdom, with revenues of approximately $1.8 million for the twelve months prior to the acquisition. In July 1996, the Company acquired Intersec, a provider of access control services in the mid-Atlantic region of the United States, with revenues of approximately $10.0 million for the twelve months prior to the acquisition. In 1997, the Company recorded a non-recurring after tax charge of $385,000 as a result of the early extinguishment of debt incurred to finance the Intersec acquisition.

     Since its initial public offering in March 1997, the Company has completed six acquisitions. In February 1998, AHL acquired SES, a company that provides warehouse "pick and pack" and light industrial staffing for commercial entities, with revenues for the twelve months preceding the acquisition of approximately $16.0 million. In December 1997, the Company acquired Midwest Staffing, a Chicago-based company that provides staffing for warehouse "pick and pack" and light industrial functions, with revenues for the twelve months ended December 31, 1997 of approximately $8.0 million. In October 1997, AHL acquired RightSide Up, an order fulfillment company, with revenues for the twelve months ended August 31, 1997 of approximately $6.4 million. In September 1997, AHL acquired Lloyd, a Chicago-based company that provides staffing for warehouse "pick and pack" and light industrial functions, with revenues for the twelve months prior to the acquisition of approximately $14.0 million. In May 1997, AHL acquired the access control business of New Jersey-based USA Security, with revenues for the twelve months prior to the acquisition of approximately $8.6 million. Also in May 1997, AHL acquired EAS, an operation of British Airways at London's Heathrow Airport. EAS provides ground handling and passenger services for large, private executive aircraft with revenues for the twelve months prior to the acquisition of approximately $2.4 million. These acquisitions were financed with borrowings under the Company's credit facility and proceeds from the Company's public offerings in March and October 1997.

     The Company's services are primarily provided under contracts, typically having terms of one to five years, which provide the Company with a significant source of predictable recurring revenues. Although the terms of the Company's contracts vary significantly, clients generally agree that the Company will provide a stated service level and agree to pay an hourly rate for services provided. Certain of the Company's clients, especially in the cargo services area, are billed a fixed dollar amount per month for services performed. Under some contracts, the Company is entitled to rate increases when there are increases in the Federal minimum wage although most of the Company's employees are paid at rates in excess of the Federal minimum wage.

     The Company recognizes revenues as services are performed. A substantial amount of the Company's revenues are received, and operating costs are incurred, in foreign currencies (primarily the British Pound and the German Deutsche
Mark), with a significant amount of operating income having been derived from operations in the United Kingdom. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company does not engage in other purchased hedging transactions to reduce any remaining exposure to fluctuations in foreign currency exchange rates. However, management does not believe that the remaining risks are significant.

     In the fall of 1996, the Company made the decision to terminate the paratransit and municipal bus services offered by its transportation subsidiary in Florida. The Company incurred nonrecurring pre-tax losses (including termination costs) associated with these operations aggregating $665,000 in 1996.

RESULTS OF OPERATIONS

     The following table sets forth Statement of Operations data as a percentage of revenues for the periods indicated:

                                                                 FISCAL YEAR ENDED
                                                                  DECEMBER 31,(1)
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Operating expenses:
  Cost of services..........................................   73.8     74.2     74.1
  Field operating...........................................   18.0     17.8     16.6
  Corporate general and administrative......................    6.5      5.6      5.4
                                                              -----    -----    -----
     Operating income.......................................    1.7      2.4      3.9
Interest expense............................................    0.8      0.8      0.4
Other income, net...........................................   (0.5)    (0.1)    (0.2)
                                                              -----    -----    -----
     Income before income taxes and extraordinary items.....    1.4      1.7      3.7
Income tax provision........................................    0.5      0.7      1.4
                                                              -----    -----    -----
  Income before extraordinary items.........................    0.9      1.0      2.3
Extraordinary items, net of taxes...........................     --       --     (0.1)
                                                              -----    -----    -----
  Net income................................................    0.9%     1.0%     2.2%
                                                              =====    =====    =====

---------------

(1) The Company's U.S. operations' fiscal year ends on the last Friday in December. Each of the fiscal years presented consists of 52 weeks.

FISCAL 1997 COMPARED TO FISCAL 1996

     Revenues. Revenues increased $65.8 million, or 31%, to $276.0 million in fiscal 1997 from $210.2 million in fiscal 1996. Of this increase, approximately $6.3 million was attributable to the July 1996 Intersec acquisition and $15.2 million was attributable to the Midwest Staffing, RightSide Up, Lloyd, USA Security and EAS acquisitions completed in 1997. The remaining increase was a result of entering into contracts to provide services to new clients and as a result of providing additional services and expanding into new markets with existing clients.

     Cost of Services. Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $48.6 million, or 31%, to $204.5 million in fiscal 1997 from $155.9 million in fiscal 1996. As a percentage of revenues, cost of services improved slightly at 74.1% in fiscal 1997 from 74.2% in fiscal 1996.

     Field Operating Expenses. Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, depreciation and maintenance, local sales and marketing activities and acquisition related goodwill. These expenses increased $8.5 million, or 23%, to $46.0 million in fiscal 1997 from $37.5 million in fiscal 1996. As a percentage of revenues, field operating expenses decreased to 16.6% in fiscal 1997 from 17.8% in fiscal 1996. This percentage decrease was primarily attributable to the better leveraging of existing field operations and termination of the Company's Florida transportation operations which had significant field operating expenses.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $3.1 million, or 27%, to $14.8 million in fiscal 1997 from $11.7 million in fiscal 1996. As a percentage of revenues, these expenses decreased to 5.4% in fiscal 1997 as compared to 5.6% in fiscal 1996. This percentage decrease was primarily due to the Company's ability to increase revenues without a commensurate increase in corporate expenses.

     Operating Income. Operating income increased $5.7 million, or 112%, to $10.7 million in fiscal 1997 from $5.0 million in fiscal 1996. As a percentage of revenues, operating income improved to 3.9% in fiscal 1997 from 2.4% in fiscal 1996.

     Interest Expense. Interest expense decreased $567,000, or 33%, to $1.2 million in fiscal 1997 from $1.7 million in fiscal 1996. Interest expense for fiscal 1997 decreased due to the application of the proceeds from the Company's initial public offering to repay the Company's outstanding debt in 1997.

     Income Tax Provision. Income tax provision increased $2.4 million, or 166%, to $3.9 million in fiscal 1997 from $1.5 million in fiscal 1996. The Company provided income taxes at rates of approximately 38% in fiscal 1997 and 40% in fiscal 1996. The reduction in the effective rate was primarily due to a reduction in the United Kingdom corporate tax rate in 1997.

     Income Before Extraordinary Items. Income before extraordinary items for fiscal 1997 increased $4.2 million, or 196%, to $6.4 million, or 2.3% of revenues, from $2.2 million, or 1.0% of revenues, for fiscal 1996. The Company expensed extraordinary items during 1997 of $642,000, before income tax benefit of $257,000. The extraordinary items consisted of the write-off of unamortized loan origination costs and debt discount.

     Net Income. Net income increased $3.8 million, or 178%, to $6.0 million, or 2.2% of revenues, in fiscal 1997 from $2.2 million, or 1.0% of revenues, in fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

     Revenues. Revenues increased $41.6 million, or 25%, to $210.2 million in fiscal 1996 from $168.6 million in fiscal 1995. Of this increase, approximately $26.2 million was attributable to higher revenues from existing clients, approximately $9.1 million to services initiated for new clients and $6.3 million to the Intersec acquisition. Revenues from existing clients increased 16% in fiscal 1996 over fiscal 1995 primarily as a result of providing additional services and expanding into new markets with these clients.

     Cost of Services. Cost of services increased $31.4 million, or 25%, to $155.9 million in fiscal 1996 from $124.5 million in fiscal 1995. As a percentage of revenues, cost of services increased to 74.2% in fiscal 1996 from 73.8% in fiscal 1995. This percentage increase was primarily attributable to lower gross margins on the terminated Florida transportation operations and operating inefficiencies associated with a contract in Detroit which began in April 1996. The Company has corrected these inefficiencies through a change in management at the Detroit location and increases in rates paid to the Company with respect to this Detroit contract.

     Field Operating Expenses. Field operating expenses increased $7.2 million, or 24%, to $37.5 million in fiscal 1996 from $30.3 million in fiscal 1995, primarily as a result of administrative staff, systems and facilities expenses for new operations in Chicago, Cincinnati, San Francisco, Los Angeles and Seattle opened during fiscal 1996. As a percentage of revenues, these expenses decreased to 17.8% in fiscal 1996 from 18.0% in fiscal 1995.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $754,000, or 7%, to $11.7 million in fiscal 1996 from $10.9 million in fiscal 1995. As a percentage of revenues, these expenses decreased to 5.6% in fiscal 1996 from 6.5% in fiscal 1995. This percentage decrease was primarily due to the Company's ability to increase revenues without a commensurate increase in corporate expenses.

     Operating Income. Operating income increased $2.2 million, or 77%, to $5.0 million in fiscal 1996 from $2.8 million in fiscal 1995. As a percentage of revenues, operating income improved to 2.4% in fiscal 1996 from 1.7% in fiscal 1995.

     Interest Expense. Interest expense increased $417,000 to $1.7 million in fiscal 1996 from $1.3 million in fiscal 1995. This was the result of approximately $4.7 million of additional indebtedness incurred in connection with the Intersec Acquisition in July 1996 and higher borrowings under the Company's revolving line of credit.

     Other Income, Net. Other income, net decreased $519,000 to $301,000 in fiscal 1996 from $820,000 in fiscal 1995. This decrease was primarily due to the non-recurring collection of notes received in the sale of the Company's drug testing subsidiary in October 1995.

     Net Income. Net income increased $733,000, or 51%, to $2.2 million, or 1.0% of revenues, in fiscal 1996 from net income of $1.4 million, or 0.9% of revenues, in fiscal 1995. The Company's effective income tax rate was approximately 40% for fiscal 1996 compared to 39% in fiscal 1995.

QUARTERLY RESULTS AND SEASONALITY

     The following table sets forth statement of operations data for the four quarters of fiscal 1996 and 1997. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                      QUARTER ENDED
                                                ----------------------------------------------------------
                                                 MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                    1997           1997           1997            1997
                                                ------------   ------------   -------------   ------------
Revenues......................................    $60,424        $63,770         $72,369        $79,450
Operating expenses:
  Cost of services............................     45,428         47,341          53,242         58,501
  Field operating.............................      9,923         10,343          11,880         13,810
  Corporate general and administrative........      3,435          3,668           4,041          3,696
                                                  -------        -------         -------        -------
     Operating income.........................      1,638          2,418           3,206          3,443
Interest expense..............................        648            170             177            164
Other income, net.............................        (88)          (154)           (201)          (280)
                                                  -------        -------         -------        -------
  Income before income taxes and extraordinary
     items....................................      1,078          2,402           3,230          3,559
Income tax provision..........................        427            948           1,210          1,265
                                                  -------        -------         -------        -------
  Income before extraordinary items...........        651          1,454           2,020          2,294
Extraordinary items, net of taxes ............         --           (385)             --             --
                                                  -------        -------         -------        -------
          Net income..........................    $   651        $ 1,069         $ 2,020        $ 2,294
                                                  =======        =======         =======        =======

                                                                      QUARTER ENDED
                                                ----------------------------------------------------------
                                                 MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                    1996           1996           1996            1996
                                                ------------   ------------   -------------   ------------
Revenues......................................    $45,519        $47,643         $57,320        $59,671
Operating expenses:
  Cost of services............................     33,541         35,342          42,453         44,590
  Field operating.............................      8,253          8,427          10,193         10,619
  Corporate general and administrative........      2,864          2,848           2,708          3,272
                                                  -------        -------         -------        -------
     Operating income.........................        861          1,026           1,966          1,190
Interest expense..............................        309            301             549            567
Other income, net.............................        (57)           (81)            (81)           (82)
                                                  -------        -------         -------        -------
  Income before income taxes..................        609            806           1,498            705
Income tax provision..........................        244            322             599            282
                                                  -------        -------         -------        -------
          Net income..........................    $   365        $   484         $   899        $   423
                                                  =======        =======         =======        =======

     The Company's contracts at airports with large volumes of international passengers (such as New York -- Kennedy and London -- Heathrow) result in an increase in staffing for certain passenger services during periods of higher air travel, typically in the summer. The Company's contracts at airports with fewer international passengers generally require more constant staffing throughout the year. Therefore, the Company has experienced, and expects to continue to experience, quarterly variations in its results of operations principally as a result of the seasonality of air travel primarily to and from Europe. While the effects of seasonality on AHL's business often are obscured by the timing of the addition of new clients and the commencement of new services for existing clients, the Company's operating income tends to be lower in the first and fourth quarters of the fiscal year and highest in the third quarter of the fiscal year. Additionally, the Company's operating margin tends to be lower in the fourth quarter because of the occurrence of holidays during which the Company pays overtime wages to employees. Under certain of the Company's contracts, the Company is not entitled to recoup the cost of these overtime wages.

LIQUIDITY AND CAPITAL RESOURCES

     To support its rapid growth, AHL has historically relied on borrowings under its bank revolving credit facility. In May 1997, the Company entered into a three-year, $35 million revolving bank line of credit to replace the Company's prior $25 million revolving credit facility. In February 1998, the Company expanded the credit facility (the "Credit Facility") to $100 million (of which $35 million is available in foreign currencies) through a syndication of five banks, lengthened the term to five years and lowered the interest rate. Borrowings under the Credit Facility bear interest at the prime rate, the Federal Funds rate plus 50 basis points or LIBOR plus 55 basis points. The Credit Facility is collateralized by substantially all of the Company's assets. In addition, the Credit Facility is subject to certain restrictive covenants. As of December 31, 1997, there was approximately $1.8 million outstanding under the Credit Facility.

     Cash used in operating activities was $2.6 million in fiscal 1997 compared to cash provided by operating activities of $1.2 million for fiscal 1996. This decrease was the result of the increase of $5.3 million in net income before depreciation and amortization and extraordinary items offset by $9.1 million of changes in working capital due to increase in accounts receivable as a result of the increase in revenues and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities for fiscal 1997 was $26.8 million compared to $4.0 million for fiscal 1996. This was principally the result of the five acquisitions completed in 1997 as compared to only one in 1996 as well as increased expenditures on capital assets, primarily transportation and computer equipment. Cash provided by financing activities for fiscal 1997 was $43.1 million compared to $3.4 million for fiscal 1996. The increase was principally the result of proceeds from the public offerings of common stock in 1997, net of expenses, of $63.4 million offset by an increase in net payments of debt of $24.7 million, as compared to 1996.

     Cash provided by operating activities was $1.2 million for fiscal 1996 as compared to cash used in operating activities of $3.5 million in fiscal 1995. This increase was primarily the result of the increase of $1.0 million in net income before depreciation and amortization and by $2.9 million of changes in operating assets, primarily accounts receivable, accrued salaries and related benefits payable. These changes were consistent with the Company's higher volume of business. Cash used in investing activities for fiscal 1996 was $4.0 million as compared to $1.6 million in fiscal 1995, principally as a result of the Intersec acquisition made in July 1996. Cash provided by financing activities for fiscal 1996 was $3.3 million compared to $5.1 million in fiscal 1995, principally representing changes in borrowings under the Company's credit facility and issuance of the subordinated notes associated with the Intersec acquisition.

     Capital expenditures were $2.6 million, $2.0 million and $4.7 million in fiscal 1995, 1996 and 1997, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations and management information systems. The Company's capital expenditures over the next several years, as a percentage of its revenues, are expected to be generally consistent with those of the past three fiscal years.

     The Company completed its initial public offering of Common Stock in March 1997, raising net proceeds of approximately $22 million. These proceeds were used to repay all outstanding amounts under the Company's Credit Facility, to repurchase an outstanding warrant and to retire other outstanding acquisition-related debt. The Company completed a follow-on offering in October 1997, raising net proceeds of approximately $41 million. These proceeds were used to repay outstanding debt used to fund acquisitions of approximately $16 million with the balance for general corporate purposes, including working capital to support the Company's growth and acquisitions.

     The Company believes that funds generated from operations, together with existing cash and borrowings under the Credit Facility, will be sufficient to finance its current operations, planned capital expenditure requirements, additional acquisitions and internal growth for at least the next several years. If the Company were to make a significant acquisition for cash, it may be necessary for the Company to obtain additional debt or equity financing.

INFLATION

     The Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000

     The Company has determined that the year 2000 issue will not have a material effect on its business, operations or management information systems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated. The supplementary data are included under Item 7 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections under the headings "Election of Directors" entitled "Nominees for Election -- Term Expiring 1998," "Incumbent Directors -- Term Expiring 1999," and "Incumbent Directors -- Term Expiring 2000" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998 (the "Proxy Statement") are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading titled "Executive Compensation" entitled "Summary Compensation Table", "Fiscal Year-End Option Value Table", "Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section under the heading "Common Stock Ownership by Management and Principal Shareholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section under the heading "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Schedules

1. The following financial statements are filed with this report on the pages indicated:

                                                              PAGE
                                                              ----
AHL SERVICES, INC.:
Report of Independent Public Accountants....................    26
Consolidated Balance Sheets at December 31, 1996 and 1997...    27
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................    28
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............    29
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................    30
Notes to Consolidated Financial Statements..................    32

2. The Company is not required to file any financial statement schedules.

3. Exhibits

     See Item 14(c) below.

     (b) The Company filed no Current Reports on Form 8-K during the last quarter of the period covered by this Report.

     (c) Exhibits.

EXHIBIT
NUMBER                              NUMBER DESCRIPTION
-------                             ------------------
   3.1    --   Restated and Amended Articles of Incorporation of the
               Company (incorporated by reference to the Registration
               Statement on Form 8-A dated March 25, 1997)
   3.2    --   Bylaws of the Company (incorporated by reference to the
               Registration Statement on Form 8-A dated March 25, 1997)
   4.1    --   Specimen Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form S-1 (File
               No. 333-20315))
   4.2    --   1997 Stock Incentive Plan (incorporated by reference to the
               Company's Registration Statement on Form S-1 (File No.
               333-20315))
   4.3*   --   AHL Services, Inc. 1997 Non-Qualified Employee Stock
               Purchase Plan USA
  10.1    --   Restated Employment Agreement between the Company and Edwin
               R. Mellett dated as of February 1, 1997, as amended on
               February 28, 1997 (incorporated by reference to the
               Company's Registration Statement on Form S-1 (File No.
               333-20315))
  10.2    --   Restated Employment Agreement between the Company and Thomas
               J. Marano dated as of February 1, 1997, as amended on
               February 28, 1997 (incorporated by reference to the
               Company's Registration Statement on Form S-1 (File No.
               333-20315))
  10.3    --   Restated Employment Agreement between the Company and David
               L. Gamsey dated as of February 1, 1997, as amended on
               February 28, 1997 (incorporated by reference to the
               Company's Registration Statement on Form S-1 (File No.
               333-20315))

EXHIBIT
NUMBER                              NUMBER DESCRIPTION
-------                             ------------------
  10.4    --   Director's Service Agreement between The ADI Group Limited and Alan Trevor Warburton dated as of January 1, 1993
               (incorporated by reference to the Company's Registration
               Statement on Form S-1 (File No. 333-20315))
  10.5    --   Letter Agreement between the Company and Ernest Patterson
               dated as of May 23, 1997 (incorporated by reference to the
               Company's Registration Statement on Form S-1 (File No. 333-
               37327))
  10.6*   --   Credit Agreement dated as of February 10, 1998 by and among
               AHL Services, Inc., Argenbright Security, Inc., Argenbright,
               Inc., ADI U.K. Limited, Aviation Defense International
               Germany Limited, Argenbright Holdings Limited and The ADI
               Group Limited, as borrowers, the Lenders referred to
               therein, First Union National Bank (London Branch), as
               European Facility Lender and First Union National Bank of
               Georgia, as Administrative Agent
  10.7+   --   Agreement between Argenbright Security Inc. and United Air
               Lines, Inc., dated as of November 16, 1996 (incorporated by reference to the Company's Registration Statement on Form
               S-1 (File No. 333-20315))
  10.8+   --   Agreement between Argenbright Security, Inc. and United Air
               Lines, Inc., dated of December 8, 1996 (incorporated by
               reference to the Company's Registration Statement on Form
               S-1 (File No. 333-20315))
  10.9+   --   Security Services Agreement between Argenbright Security,
               Inc. and America Online Inc., dated as of March 12, 1997 and relating to services commenced on June 1, 1996 (incorporated by reference to the Company's Registration Statement on Form
               S-1 (File No. 333-20315))
  11.1*   --   Statement of Computation of Earnings Per Share
  21.1*   --   List of subsidiaries
  23.1*   --   Consent of Arthur Andersen LLP
  27.1*   --   Financial data schedule December 31, 1997 (for SEC filing
               purposes only)
  27.2*   --   Restated Financial data schedule December 31, 1996 (for SEC filing purposes only)

---------------

+ The Company has been granted confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately with the Commission.
* Included herewith

                               AHL SERVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   26
Consolidated Balance Sheets -- December 31, 1996 and 1997...   27
Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1996, and 1997.........................   28
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1995, 1996, and 1997.............   29
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1996, and 1997.........................   30
Notes to Consolidated Financial Statements..................   32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
AHL Services, Inc.:

     We have audited the accompanying consolidated balance sheet of AHL SERVICES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and the combined balance sheets of ARGENBRIGHT HOLDINGS LIMITED (a Georgia corporation) AND SUBSIDIARIES and THE ADI GROUP LIMITED (incorporated in the United Kingdom) (collectively, AHL Services, Inc.) as of December 31, 1996 and the related consolidated and combined statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AHL Services, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Atlanta, Georgia
February 18, 1998

                               AHL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1997
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 1,842     $ 15,456
  Accounts receivable, less allowance for doubtful accounts
     of $341 and $532
     in 1996 and 1997.......................................    34,692       51,247
  Due from related parties..................................       269           --
  Uniforms in service, net..................................     1,987        2,087
  Prepaid expenses and other................................     2,085        2,761
                                                               -------     --------
          Total current assets..............................    40,875       71,551
PROPERTY AND EQUIPMENT, net.................................     5,674       10,885
INTANGIBLES, net............................................     4,141       25,665
DEFERRED INCOME TAXES.......................................       708          980
OTHER ASSETS................................................       555          713
                                                               -------     --------
                                                               $51,953     $109,794
                                                               =======     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 4,667     $  3,298
  Accrued payroll and other current liabilities.............    15,413       22,561
  Current portion of self-insurance reserves................       640          760
  Income taxes payable......................................     1,018        1,281
  Current portion of long-term debt.........................     1,617          496
  Deferred income taxes.....................................       167          332
                                                               -------     --------
          Total current liabilities.........................    23,522       28,728
                                                               -------     --------
LONG-TERM DEBT, less current portion........................    19,178        3,495
                                                               -------     --------
SELF-INSURANCE RESERVES, less current portion...............     2,560        3,040
                                                               -------     --------
DEFERRED INCOME TAXES.......................................        50           --
                                                               -------     --------
COMMITMENTS AND CONTINGENCIES (Notes 4, 6, and 10)..........        --           --
                                                               -------     --------
REDEEMABLE WARRANT..........................................       706           --
                                                               -------     --------
NOTE PAYABLE TO SHAREHOLDER.................................       528           --
                                                               -------     --------
SHAREHOLDERS' EQUITY:
  Common stock of AHL Services, Inc., $.01 par value;
     50,000,000 shares authorized, 13,605,000 shares issued
     and outstanding in 1997................................        --          136
  Preferred stock of AHL Services, Inc., no par value;
     5,000,000 shares authorized, no shares outstanding
  Common stock of Argenbright, $1 par value; 50,000 shares
     authorized, 500 and 0 shares issued and outstanding in
     1996 and 1997..........................................         1           --
  Common stock of ADI, no par value; 5,000,000 shares
     authorized, 296,868 and 0 shares issued and outstanding
     in 1996 and 1997
  Cumulative translation adjustment.........................        74          (83)
  Paid-in capital...........................................        --       62,908
  Retained earnings.........................................     5,952       11,570
  Due from shareholder......................................      (618)          --
                                                               -------     --------
     Shareholders' equity, net..............................     5,409       74,531
                                                               -------     --------
                                                               $51,953     $109,794
                                                               =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995        1996        1997
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
REVENUES....................................................  $168,601    $210,153    $276,013
OPERATING EXPENSES:
  Cost of services..........................................   124,491     155,926     204,512
  Field operating...........................................    30,328      37,492      45,956
  Corporate, general, and administrative....................    10,938      11,692      14,840
                                                              --------    --------    --------
          Total operating expenses..........................   165,757     205,110     265,308
                                                              --------    --------    --------
OPERATING INCOME............................................     2,844       5,043      10,705
INTEREST EXPENSE............................................     1,309       1,726       1,159
OTHER INCOME, net...........................................      (820)       (301)       (723)
                                                              --------    --------    --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS..........     2,355       3,618      10,269
INCOME TAX PROVISION........................................       917       1,447       3,850
                                                              --------    --------    --------
INCOME BEFORE EXTRAORDINARY ITEMS...........................     1,438       2,171       6,419
EXTRAORDINARY ITEMS--LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  net of tax benefit of $257................................        --          --        (385)
                                                              --------    --------    --------
NET INCOME..................................................  $  1,438    $  2,171    $  6,034
                                                              ========    ========    ========
EARNINGS PER SHARE:
  Basic:
     Income before extraordinary items per common and common
       equivalent shares....................................  $   0.17    $   0.26    $   0.60
     Extraordinary items per common and common equivalent
       shares...............................................        --          --       (0.04)
                                                              --------    --------    --------
     Net income per common and common equivalent shares.....  $   0.17    $   0.26    $   0.56
                                                              ========    ========    ========
  Diluted:
     Income before extraordinary items per common and common
       equivalent shares....................................  $   0.17    $   0.26    $   0.59
     Extraordinary items per common and common equivalent
       shares...............................................        --          --       (0.04)
                                                              --------    --------    --------
     Net income per common and common equivalent shares.....  $   0.17    $   0.26    $   0.55
                                                              ========    ========    ========
  Weighted average common and common equivalent shares:
     Basic..................................................     8,353       8,353      10,707
                                                              ========    ========    ========
     Diluted................................................     8,353       8,433      10,960
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       AHL SERVICES, INC.        ARGENBRIGHT               ADI
                          COMMON STOCK          COMMON STOCK          COMMON STOCK       CUMULATIVE
                       -------------------   -------------------   -------------------   TRANSLATION
                         SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT   ADJUSTMENT
                       ----------   ------   ----------   ------   ----------   ------   -----------
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31,
 1994................          --    $ --           500    $ 1        296,868     $ -       $ 18
 Increase in due from
   shareholder.......          --      --            --     --             --      --         --
 Translation
   adjustment........          --      --            --     --             --      --        (16)
 Net income..........          --      --            --     --             --      --         --
                       ----------    ----    ----------    ---     ----------      --       ----
BALANCE, DECEMBER 31,
 1995................          --      --           500      1        296,868      --          2
 Accretion of
   redeemable
   warrant...........          --      --            --     --             --      --         --
 Increase in due from
   shareholder.......          --      --            --     --             --      --         --
 Translation
   adjustment........          --      --            --     --             --      --         72
 Net income..........          --      --            --     --             --      --         --
                       ----------    ----    ----------    ---     ----------      --       ----
BALANCE, DECEMBER 31,
 1996................          --      --           500      1        296,868      --         74
 Reorganization (Note
   1)................   8,353,430      84          (500)    (1)      (296,868)     --         --
 Issuance of common
   stock, net........   5,251,570      52            --     --             --      --         --
 Accretion of
   redeemable
   warrant...........          --      --            --     --             --      --         --
 Decrease in due from
   shareholder.......          --      --            --     --             --      --         --
 Translation
   adjustment........          --      --            --     --             --      --       (157)
 Net income..........          --      --            --     --             --      --         --
                       ----------    ----    ----------    ---     ----------      --       ----
BALANCE, DECEMBER 31,
 1997................  13,605,000    $136            --    $--             --     $--       $(83)
                       ==========    ====    ==========    ===     ==========     ===       ====


                       PAID-IN   RETAINED    DUE FROM
                       CAPITAL   EARNINGS   SHAREHOLDER    TOTAL
                       -------   --------   -----------   -------
                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31,
 1994................  $    --   $ 2,431       $(198)     $ 2,252
 Increase in due from
   shareholder.......       --        --         (97)         (97)
 Translation
   adjustment........       --        --          --          (16)
 Net income..........       --     1,438          --        1,438
                       -------   -------       -----      -------
BALANCE, DECEMBER 31,
 1995................       --     3,869        (295)       3,577
 Accretion of
   redeemable
   warrant...........       --       (88)         --          (88)
 Increase in due from
   shareholder.......       --        --        (323)        (323)
 Translation
   adjustment........       --        --          --           72
 Net income..........       --     2,171          --        2,171
                       -------   -------       -----      -------
BALANCE, DECEMBER 31,
 1996................       --     5,952        (618)       5,409
 Reorganization (Note
   1)................       --      (372)         --         (289)
 Issuance of common
   stock, net........   62,908        --          --       62,960
 Accretion of
   redeemable
   warrant...........       --       (44)         --          (44)
 Decrease in due from
   shareholder.......       --        --         618          618
 Translation
   adjustment........       --        --          --         (157)
 Net income..........       --     6,034          --        6,034
                       -------   -------       -----      -------
BALANCE, DECEMBER 31,
 1997................  $62,908   $11,570       $  --      $74,531
                       =======   =======       =====      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1995        1996        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   1,438   $   2,171   $   6,034
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Extraordinary items....................................         --          --         385
     Depreciation and amortization..........................      3,897       4,158       5,234
     Gain on sale of subsidiary.............................       (823)       (325)         --
     Loss (gain) on sales of property and equipment.........         --         133        (119)
     Amortization of debt discount..........................         --         180          93
     Minority interest in net income........................        (26)         --          --
     Changes in assets and liabilities, net of assets of
       acquired businesses:
       Accounts receivable..................................    (12,511)     (7,860)    (16,859)
       Due from related parties.............................        305        (538)        242
       Uniforms in service..................................     (1,912)     (2,575)     (2,582)
       Prepaid expenses and other...........................      1,343       3,304      (1,422)
       Accounts payable.....................................       (343)        141      (1,334)
       Accrued payroll and other current liabilities........      2,844       4,068       6,856
       Self-insurance reserves..............................      1,427       1,000         600
       Income taxes payable.................................      1,769      (2,634)        413
       Deferred income taxes................................       (949)        (42)       (157)
                                                              ---------   ---------   ---------
          Net cash (used in) provided by operating
            activities......................................     (3,541)      1,181      (2,616)
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net..................     (2,571)     (1,974)     (4,653)
  Proceeds from sales of property and equipment.............         --         245         440
  Proceeds from sale of subsidiary..........................        975         325          --
  Purchase of businesses....................................         --      (2,500)    (22,420)
  Other activities, net.....................................         --        (102)       (172)
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............     (1,596)     (4,006)    (26,805)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...............................       (909)     (1,609)     (8,346)
  Repayments of line of credit..............................   (115,617)   (142,350)   (114,102)
  Borrowings under line of credit...........................    107,938     144,094     101,925
  Proceeds from issuance of common stock....................         --          --      64,854
  Expenses from issuance of common stock....................         --          --      (1,467)
  Repurchase of outstanding warrant.........................         --          --        (750)
  Proceeds from refinancing of debt.........................     13,965          --          --
  Proceeds from issuance of long-term debt..................         --       4,000          --
  (Increase) decrease in due from shareholder...............        (97)       (323)        618
  Repayment of note from shareholder........................         --          --         346
  Repayment of note payable to shareholder..................         --        (122)         --
  Payment of debt issuance costs............................       (166)       (340)         --
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........      5,114       3,350      43,078
                                                              ---------   ---------   ---------
EFFECT OF EXCHANGE RATES ON CASH............................        (18)        148         (43)
                                                              ---------   ---------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................        (41)        673      13,614
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      1,210       1,169       1,842
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   1,169   $   1,842   $  15,456
                                                              =========   =========   =========

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1995        1996        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH PAID DURING THE YEAR FOR:
  Interest..................................................  $   1,381   $   1,427   $   1,159
                                                              =========   =========   =========
  Income taxes..............................................  $     562   $   2,538   $   3,710
                                                              =========   =========   =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment purchases under capital lease obligations.......  $     530   $     546   $     472
                                                              =========   =========   =========
  Redeemable warrant issued in connection with Sirrom
     Notes..................................................  $      --   $     618   $      --
                                                              =========   =========   =========
  Accretion of redeemable warrant...........................  $      --   $      88   $      44
                                                              =========   =========   =========
  Notes issued for Intersec acquisition.....................  $      --   $   1,155   $      --
                                                              =========   =========   =========
  Contribution of real estate (Note 1)......................  $      --   $      --   $   1,637
                                                              =========   =========   =========
  Forgiveness of note payable to shareholder................  $      --   $      --   $     528
                                                              =========   =========   =========
  Assumption of real estate debt............................  $      --   $      --   $   2,532
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS

     AHL Services, Inc. ("AHL" or the "Company") provides predeparture screening, passenger profiling, access control, shuttle bus, cargo handling, staff for light industrial and warehouse pick and pack functions, order fulfillment, and other services primarily throughout the United States, the United Kingdom, France, and Germany to various customers, including airlines, governmental entities, corporations, and other enterprises.

     The accompanying consolidated financial statements for the years ended December 31, 1995 and 1996 represent the combination of the consolidated financial statements of Argenbright Holdings Limited ("Argenbright") and The ADI Group Limited and its predecessor entities ("ADI"). On February 1, 1997, Frank
A. Argenbright, Jr. (the "primary shareholder") contributed all of the outstanding shares of common stock of Argenbright and ADI to AHL. In addition to the contribution of the shares of Argenbright and ADI to AHL, Mr. Argenbright contributed certain real estate, a portion of which was previously rented by the Company (with the Company assuming the related mortgage debt) and a note with a balance of $528,000 payable by the Company to Mr. Argenbright (collectively the "Reorganization"). All of these transactions were brought forward at historical values. Effective with the Reorganization, the capital structure of AHL consisted of 50,000,000 shares authorized, 8,353,430 shares issued and outstanding of $.01 par value common stock and 5,000,000 shares authorized, no shares issued and outstanding of no par value preferred stock. Shares outstanding and all other references to shares of common stock for the years ended December 31, 1995 and 1996 are pro forma to give effect to the revised capital structure.

     In March 1997, the Company completed an initial public offering of its common stock. The Company issued 2,500,000 shares at an initial public offering price of $10.00 per share. The total proceeds of the initial public offering, net of underwriting discounts and offering expenses, were approximately $22,000,000. Subsequent to the public offering of common stock, the Company repaid outstanding debt of approximately $19,000,000 and repurchased the outstanding warrant of $750,000. Upon repayment of outstanding debt, the Company wrote off $642,000 of debt issuance costs before income tax benefit of $257,000, which was reported as an extraordinary item.

     In October 1997, the Company completed a follow-on offering of 2,751,570 shares of its common stock at an offering price of $16.00 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $41,000,000. The proceeds were used to repay outstanding debt of approximately $16,000,000 with the balance for general corporate purposes, including working capital to support the Company's growth and acquisitions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of AHL and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

FISCAL YEAR-END

     The Company's United States operation (Argenbright) maintains its books by using a 52/53-week fiscal year ending on the last Friday in December. The end of Argenbright's 1997 fiscal year was December 26. For purposes of the consolidated financial statements, the year-end is stated as of December 31. The impact of the use of different year-ends is immaterial, and each of the years ended December 31, 1995, 1996, and 1997 include 52 weeks.

                               AHL SERVICES, INC.

PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include highly liquid investments with original purchase maturities of three months or less.

UNIFORMS IN SERVICE

     Uniforms in service are recorded at cost and are amortized over their estimated useful life of 18 months.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of 2 to 10 years for office furniture and equipment and transportation equipment and 25 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the related leases.

     Property and equipment were comprised of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------   --------
                                                                (IN THOUSANDS)
Land........................................................  $    --   $    321
Buildings and leasehold improvements........................    1,493      3,029
Office furniture and equipment..............................    6,223     10,163
Transportation equipment....................................    6,266      7,745
                                                              -------   --------
                                                               13,982     21,258
Less accumulated depreciation...............................   (8,308)   (10,373)
                                                              -------   --------
                                                              $ 5,674   $ 10,885
                                                              =======   ========

     Depreciation expense was $1,806,000, $1,870,000, and $2,211,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

INTANGIBLES

     Intangibles were comprised of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996     1997
                                                              ------   -------
                                                               (IN THOUSANDS)
Goodwill....................................................  $3,757   $24,773
Other intangibles...........................................     881     1,702
                                                              ------   -------
                                                               4,638    26,475
Less accumulated amortization...............................    (497)     (810)
                                                              ------   -------
                                                              $4,141   $25,665
                                                              ======   =======

                               AHL SERVICES, INC.

     Goodwill and other intangibles are amortized using the straight-line method over periods ranging up to 40 years. Amortization expense for goodwill and other intangibles was $153,000, $236,000, and $522,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

ACCOUNTS PAYABLE

     Accounts payable at December 31, 1996 includes book overdrafts created by outstanding checks of $2,098,000. There were no book overdrafts at December 31, 1997.

REVENUE RECOGNITION

     The Company recognizes revenues as services are performed.

EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for the Company's fiscal year ended December 31, 1997. The Company adopted the new guidelines for the calculation in 1997 and presentation of earnings per share, and all prior periods have been restated. Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares ("CSEs") issuable upon the conversion of stock options and the warrant (using the treasury stock method). Net income is not reduced by the $88,000 and $44,000 provisions for accretion of the redeemable warrant redemption value for the years ended December 31, 1996 and 1997, respectively, because the calculation assumes that the related common stock was outstanding in lieu of the redeemable warrant (Notes 6 and 8).

     Pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 83, common stock and CSEs issued at prices below the public offering price during the 12-month period prior to the initial public offering were included in the calculation in previously issued financial statements as if they were outstanding for all periods presented, regardless of whether they are dilutive. In February 1998, the SEC released SAB No. 98 on computations of earnings per share. SAB No. 98 replaces SAB No. 83 and requires, among other items, that only "nominal issuances" of common stock be reflected in the calculation as if they were outstanding for all periods presented and that the calculation be made in accordance with SFAS No. 128 for periods subsequent to the offering. Accordingly, CSEs for 1996 have been restated to be included only from the date of grant resulting on increase in earnings per share for the year ended December 31, 1996 from $0.25 to $0.26.

     The following table reconciles the denominator of the basic and diluted earnings per share computations (in thousands):

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1997
                                                              -----   ------
Weighted average common shares..............................  8,353   10,707
Incremental shares from assumed conversion of stock options
  granted and warrants issued...............................     80      253
                                                              -----   ------
Weighted average common shares and dilutive potential common
  shares....................................................  8,433   10,960
                                                              =====   ======

FOREIGN CURRENCY TRANSLATION AND EXPOSURE

     In the accompanying balance sheets, all asset and liability accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Shareholders' equity is translated

                               AHL SERVICES, INC.

at historical rates. All income statement accounts of foreign subsidiaries are translated at average exchange rates during the year. Resulting translation adjustments arising from these translations are charged or credited directly to shareholders' equity. Gains or losses on foreign currency transactions are included in income as incurred. The denomination of foreign subsidiaries' account balances in their local currencies exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company does not engage in other purchased hedging transactions to reduce any remaining exposure to fluctuations in foreign currency exchange rates. However, management does not believe the remaining risks to be significant.

SIGNIFICANT CUSTOMER CONCENTRATION

     During the years ended December 31, 1995, 1996, and 1997, the following clients individually accounted for more than 10% of the Company's revenues:

                                                              1995   1996   1997
                                                              ----   ----   ----
Customer A..................................................  10.5%  11.3%  18.8%
Customer B..................................................  23.6   23.1   17.2
Customer C..................................................  15.7   12.6   12.7

     As of December 31, 1996 and 1997, approximately 37.9% and 32.8%, respectively, of the Company's accounts receivable were from these three clients. The Company's policy does not require significant collateral or other security to support such receivables.

3.  SALE OF SUBSIDIARY

     In October 1995, the Company sold substantially all of the assets of Intergram, Inc., Argenbright's wholly owned subsidiary which provided drug testing, for $1,300,000, of which $975,000 was received in cash and the remaining $325,000 was in the form of a note receivable. During fiscal 1995, the cash portion of the sale resulted in a gain of $823,000, which is reflected in the accompanying statements of operations as other income, net in 1995. The balance of the gain reflected by the note receivable of $325,000 was recognized during 1996 upon receipt of the proceeds.

4.  ACQUISITIONS

     In July 1996, the Company acquired Intersec, Inc. ("Intersec") for $2,500,000 in cash and $1,155,000 in the form of notes payable. Intersec provides access control services in the Washington, D.C. area.

     In May 1997, the Company entered into a joint venture with British Airways to acquire Executive Aircraft Services ("EAS"), a division of British Airways. EAS provides ground handling, passenger handling, and concierge services for large private executive aircraft. Heathrow Airport licensing rules prevented an outright purchase of the business by AHL, so the parties entered into a joint venture and agency agreement under which AHL retained an option to purchase all of the business when regulatory authorities permit and AHL receives all of the revenues and profits from the business performed by EAS. AHL paid approximately $2,800,000 to British Airways, and British Airways contributed the license to operate the executive aircraft services business at Heathrow Airport to the joint venture. In addition, AHL has committed to pay British Airways up to $550,000 for each of three years if EAS achieves certain operating results.

     In May 1997, the Company acquired the access control business of USA Security Systems, Inc., located in New Jersey, for approximately $2,600,000 in cash.

     In September 1997, the Company acquired Lloyd Creative Staffing of Chicago ("Lloyd") for approximately $5,000,000 in cash plus contingent consideration based on future operating results. Lloyd provides staff for warehouse "pick and pack" and light industrial functions to companies in the Chicago area.

                               AHL SERVICES, INC.

     In October 1997, the Company acquired RightSide Up, Inc., a California order fulfillment company, for $6,000,000 in cash plus contingent consideration based on future operating results.

     In December 1997, the Company acquired Midwest Staffing Systems, Inc., a Chicago-based company that provides staff for warehouse "pick and pack" and light industrial functions, for $5,000,000 in cash.

     The acquisitions above were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values.

     The Company's unaudited pro forma results of operations are presented assuming that the acquisitions had been consummated January 1 of each year presented and are not necessarily indicative of the results of operations which would have actually been obtained:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996        1997
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Pro forma revenue...........................................  $252,818    $303,473
                                                              ========    ========
Pro forma net income........................................  $  3,379    $  6,793
                                                              ========    ========
Pro forma earnings per share, diluted.......................  $   0.34    $   0.57
                                                              ========    ========
Pro forma dilutive weighted average shares..................     9,982      11,930
                                                              ========    ========

     Pro forma adjustments were recorded to include (i) increased interest expense to reflect interest expense on long-term debt entered into as a part of the Intersec acquisition, (ii) increased depreciation and amortization expense as a result of the excess of the purchase price over the book value, (iii) contractually obligated reductions in former officers' salaries, and (iv) provision for income taxes for net income of the acquired companies and pro forma adjustments. In March and October 1997, the Company completed offerings to finance acquisitions and growth (Note 1). Pro forma diluted weighted average shares reflect the incremental shares that would have been issued to finance the acquisitions.

SUBSEQUENT EVENT (UNAUDITED)

     In February 1998, AHL acquired SES Staffing Solutions, Inc. ("SES"), a Baltimore-based company that provides staffing for light industrial and warehouse "pick and pack" functions, for approximately $12,625,000 in cash. The transaction was accounted for as a purchase. The results of SES's operations have been properly excluded from the above pro forma information.

                               AHL SERVICES, INC.

5.  INCOME TAXES

     The income tax provision consists of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Current:
  Federal...................................................  $  861   $  517   $2,033
  State.....................................................     153       76      592
  Foreign...................................................     852      785    1,382
                                                              ------   ------   ------
                                                               1,866    1,378    4,007
                                                              ------   ------   ------
Deferred:
  United States.............................................    (630)      39     (149)
  Foreign...................................................    (319)      30       (8)
                                                              ------   ------   ------
                                                                (949)      69     (157)
                                                              ------   ------   ------
          Total.............................................  $  917   $1,447   $3,850
                                                              ======   ======   ======

     The reconciliation of the federal statutory rate to the Company's effective tax provision is as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1995   1996   1997
                                                              ----   ----   ----
Statutory federal tax rate..................................  34.0%  34.0%  34.0%
State income taxes, net of federal benefit..................   2.5    2.0    3.8
Effect of foreign taxes greater (less) than U.S. statutory
  federal rate..............................................    --    2.2   (1.6)
Other.......................................................   2.4    1.8    1.3
                                                              ----   ----   ----
          Total.............................................  38.9%  40.0%  37.5%
                                                              ====   ====   ====

     Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   115   $   155
  Self-insurance reserves...................................    1,229     1,590
  Accruals..................................................      339       187
  Other.....................................................       61       116
                                                              -------   -------
                                                                1,744     2,048
                                                              -------   -------
Deferred tax liabilities:
  Tax depreciation in excess of book value..................     (351)     (511)
  Tax amortization in excess of book value..................       --      (137)
  Prepaid expenses currently deductible.....................     (882)     (732)
  Other.....................................................      (20)      (20)
                                                              -------   -------
                                                               (1,253)   (1,400)
                                                              -------   -------
  Net deferred tax asset....................................  $   491   $   648
                                                              =======   =======

                               AHL SERVICES, INC.

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              -------   ------
                                                               (IN THOUSANDS)
Credit Facility, interest at prime (8.5% at December 31,
  1997) with a LIBOR option at LIBOR plus 1.5% (5.7% at
  December 31, 1997)........................................  $14,088   $1,785
Term note, interest at prime plus .75% with a LIBOR option
  at LIBOR plus 3.0% payable in 36 equal monthly
  installments through December 1998, repaid in full during
  1997......................................................      542       --
Subordinated notes payable to Sirrom Capital Corporation
  ("Sirrom Notes"), interest at 13.5%, principal of
  $3,500,000 due July 9, 2001, secured by a second security
  interest in substantially all of the assets of
  Argenbright, repaid in full during 1997...................    3,130       --
Subordinated notes payable to former owners of Intersec,
  interest at 9%, payable in varying installments through
  April 1998, repaid in full during 1997....................    1,155       --
Transportation and other equipment notes payable, interest
  ranging from 7% to 15%, payable monthly through 2003,
  secured by related equipment, denominated in U.S. dollars,
  British pounds, and German deutsche marks.................    1,780    2,131
Other.......................................................      100       75
                                                              -------   ------
                                                               20,795    3,991
Less current portion........................................    1,617      496
                                                              -------   ------
                                                              $19,178   $3,495
                                                              =======   ======

     Future aggregate annual maturities of long-term debt are as follows as of December 31, 1997 (in thousands):

1998........................................................  $  496
1999........................................................     378
2000........................................................     326
2001........................................................     324
2002........................................................     367
Thereafter..................................................   2,100
                                                              ------
                                                              $3,991
                                                              ======

     In May 1997, the Company entered into a three-year credit facility (the "Credit Facility") with First Union National Bank, raising the total borrowing availability to $35,000,000, of which $25,000,000 was denominated in U.S. dollars and $10,000,000 was denominated in either U.S. dollars or British pounds, at the Company's option. At December 31, 1997, $1,785,000 was outstanding, $3,320,000 was utilized under standby letters of credit, and $29,895,000 was available under the Credit Facility. In February 1998, the Company expanded and restated its Credit Facility to $100 million through a syndication of national banking organizations, led by First Union National Bank as administrative agent, including NationsBank, SunTrust, Wachovia, and Bank of America. Any unpaid balance on the Credit Facility is due upon expiration of the new agreement in February 2003. The Credit Facility is secured by substantially all of the Company's assets. In addition, the Credit Facility is subject to certain restrictive covenants, including maintaining minimum debt-

                               AHL SERVICES, INC.

to-equity ratio, debt-to-earnings ratio, current ratio, and interest coverage ratio. The carrying value of the Credit Facility approximates its fair value due to the floating market interest rate charged on that facility.

     The Sirrom Notes were issued in July 1996 for $3,500,000. As discussed in
Note 8, a warrant ("Redeemable Warrant") to purchase 3.5% of Argenbright's common shares for an exercise price of $18.00 was issued with the notes (before adjustment associated with the Reorganization). The value of this warrant at issuance was determined to be $618,000 based on the relative fair value of the warrant to the notes. A corresponding amount of the proceeds was allocated to the warrant, net of deferred tax effects, and was accounted for as a debt discount and amortized over the expected life of the related notes using the effective interest method. The warrant was repurchased in 1997.

7.  RELATED-PARTY TRANSACTIONS

     The note payable to shareholder at December 31, 1996 of $528,000 was contributed to the Company as part of the Reorganization (Note 1).

     In addition to the note payable discussed above, prior to the Reorganization, the Company had other transactions with the Company's chairman and sole shareholder and other companies related by common ownership. During 1997, the Company's chairman repaid all amounts due from these transactions totaling $964,000.

     During fiscal 1996, the Company bought a 20% and a 49% interest in ASAP Uniform Company, Inc. ("ASAP") and Premium Services Management, Inc. ("PSM"), respectively. Both investments are accounted for using the equity method of accounting and had an immaterial effect on the current year financial statements. The Company made payments of $1,829,000 and $1,782,000 to ASAP and $48,000 and $1,221,000 to PSM, respectively, for uniforms and services performed for the years ended December 31, 1996 and 1997, respectively.

8.  REDEEMABLE WARRANT

     In connection with the issuance of the Sirrom Notes (Note 6), the Company issued a Redeemable Warrant to purchase 3.5% of Argenbright's common shares (146,185 pro forma shares of AHL at December 31, 1996, as adjusted for the Reorganization) for an exercise price of $18.00. The Company repurchased the warrant in 1997 for a purchase price of $750,000.

9.  STOCK-BASED COMPENSATION

     In October 1996, the Company issued nonqualified stock options to purchase 107,500 common shares at $4.64 per share. The options became exercisable upon grant.

     In December 1996, the Company issued nonqualified stock options to purchase 591,250 common shares at $11.76 per share. The options become exercisable in varying percentages over four years. Effective February 28, 1997, the Company amended its employment agreements with three officers (Note 10). The amendment provides for 16,250 additional options to purchase shares of common stock at $10.75 per share exercisable in varying percentages over four years. The amendment also reduces the exercise price of the December 1996 option grants from $11.76 per share to $10.75 per share. Concurrent with the initial public offering in March 1997, the exercise price was changed from $10.75 to $10.00 per share.

     The options above were granted at exercise prices which were not less than estimated fair value of the common stock at the dates of grant as determined by the board of directors. While the Company estimates that the fair value of the common stock increased between the October and December grant dates, the Company believes that the $11.76 per share exercise price exceeded the estimated fair value of the common stock at December 1, 1996, as there was no public market for the Company's stock at that time. Events that

                               AHL SERVICES, INC.

contributed to the increase in the value of the common stock between the dates of the grants included the award of new contracts to the Company by certain major clients and commitments by these clients for additional contract awards.

STOCK OPTION PLAN

     The Company's stock option plan (the "Stock Option Plan") provides for the award of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees, and independent directors of the Company. In February 1997, AHL reserved 385,000 shares of common stock for issuance under the Stock Option Plan. The Company expanded the plan in October 1997 by approving the reservation and issuance of 442,500 additional options. As of December 31, 1997, 819,000 options to purchase common stock were outstanding under the plan. The Plan is administered by the compensation committee of the board of directors. The purchase price of common stock upon grant of incentive stock options must not be less than the fair market value of the common stock on the date of grant. The maximum term of any incentive stock option is ten years. The aggregate fair market value on the date of the grant of the stock for which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Options are exercisable over a period of time in accordance with the terms of option agreements entered into at the time of grant. Options granted under the Stock Option Plan are generally nontransferable by the optionee and, unless otherwise determined by the compensation committee, must be exercised by the optionee during the period of the optionee's employment or service with the Company.

STOCK OPTION SUMMARY

     The following is a summary of the Company's stock option information:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Balance at December 31, 1995................................         --    $   --
                                                              ---------
  Granted...................................................    698,750      9.18
  Exercised.................................................         --        --
  Forfeited.................................................         --        --
                                                              ---------
Balance at December 31, 1996................................    698,750      9.18
                                                              ---------
  Granted...................................................    852,750     15.08
  Exercised.................................................         --        --
  Forfeited.................................................     17,500     10.00
                                                              ---------
Balance at December 31, 1997................................  1,534,000     12.45
                                                              =========
  Exercisable at December 31, 1997..........................    372,750    $ 8.45
                                                              =========    ======
  Reserved for issuance.....................................      8,500
                                                              =========

     The Company accounts for these stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-

                               AHL SERVICES, INC.

Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts during 1996 and 1997 (in thousands, except per share data):

                                                                         1996     1997
                                                                        ------   ------
Net income...............................................  As reported  $2,171   $6,034
                                                           Pro forma     1,701    4,867
Earnings per share:
  Basic..................................................  As reported  $ 0.26   $ 0.56
                                                           Pro forma      0.20     0.45
  Diluted................................................  As reported    0.26     0.55
                                                           Pro forma      0.20     0.44

     The weighted average fair value of the options granted was $4.19 and $3.80 for fiscal years 1996 and 1997, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997:

                                                               1996     1997
                                                              ------   ------
Risk-free interest rate.....................................    5.84%    6.37%
Dividend yield..............................................    0.00%    0.00%
Volatility factor...........................................   37.00%   41.00%
Average expected life (years)...............................     2.9      3.2
Forfeiture rate.............................................    0.00%    0.45%

EMPLOYEE STOCK PURCHASE PLAN

     The Company has adopted, effective January 1, 1998, an employee stock purchase plan, pursuant to which employees are able to purchase shares of common stock through a payroll deduction program. The Company intends to purchase such shares of common stock on the open market.

10.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office space, transportation equipment, and office equipment from unrelated parties under lease agreements expiring through December 2003. Rental expense under these operating leases was $4,390,000, $6,297,000, and $6,515,000 in 1995, 1996, and 1997, respectively.

     Future minimum lease payments for noncancelable leases were as follows at December 31, 1997 (in thousands):

1998........................................................  $5,162
1999........................................................   2,876
2000........................................................   1,869
2001........................................................   1,316
2002........................................................     495
Thereafter..................................................     110

INSURANCE

     Argenbright participates in partially self-insured, large-deductible workers' compensation, auto, and health insurance plans. Argenbright's exposure is limited per occurrence ($250,000 for workers' compensation and auto liability claims) and in the aggregate. Reserves are estimated for both reported and unreported claims. Revisions to estimated reserves are recorded in the periods in which they become known. Estimated

                               AHL SERVICES, INC.

self-insurance reserves as of December 31, 1996 and 1997 totaling $3,200,000 and $3,800,000, respectively, represent management's best estimate. While there can be no assurance that actual future claims will not exceed the amount of the Company's reserves, in the opinion of the Company's management, any future adjustments to estimated reserves included in the accompanying balance sheets will not have a material impact on the financial statements.

     The Company is exposed to liability for the acts or negligence of its employees while on assignment that cause personal injury or damages as well as claims of misuse of client proprietary information or theft of client property. As a provider of access control services, the Company faces potential liability claims in the event of any terrorist attempt or other criminal activity which occurs on any airline or premises subject to the Company's access control services. The Company has policies, guidelines, and insurance to reduce its exposure to these risks.

EMPLOYMENT AGREEMENTS

     In December 1996, the Company entered into employment agreements with three officers which expire through December 1, 2001. If any agreement is terminated by the Company prior to the expiration date, except for cause or upon the employee's death or disability, the Company must continue to pay the employee's base salary and bonus for up to one year. The agreements provide for annual base salaries of up to $350,000 per officer and bonuses up to 50% of salaries.

DEFERRED COMPENSATION

     In September 1996, Argenbright entered into a nonqualified deferred compensation arrangement with certain eligible employees by which they could elect to defer a specified portion of their compensation. The participants may choose among several investment options, but returns are not guaranteed. As of December 31, 1997, the Company has an obligation of approximately $75,000 under the plan.

BENEFIT PLAN

     In April 1996, Argenbright began a 401(k) plan covering salaried employees, excluding highly compensated employees. Employees must complete one year of service to become eligible. Participants may contribute up to 15% of their compensation to the plan. Argenbright modified the plan in October 1997 to begin a matching of 20% of the first 4% contributed by the participants. Argenbright expensed $6,000 for the employer match for the year ended December 31, 1997.

LITIGATION

     The Company is involved in various routine litigation arising in the ordinary course of business. Management is of the opinion that the resolution of these matters will not have a material effect on the consolidated results of operations or financial condition of the Company.

                               AHL SERVICES, INC.

11.  OPERATIONS BY GEOGRAPHICAL AREA

     The following table presents information regarding the Company's different geographical regions (in thousands):

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1995        1996        1997
                                                         ---------   ---------   ---------
Revenue:
  United States........................................  $107,388    $140,295    $193,437
  United Kingdom.......................................    41,013      47,028      61,367
  Germany..............................................    15,638      17,617      14,700
  Other European.......................................     4,562       5,213       6,509
                                                         --------    --------    --------
                                                         $168,601    $210,153    $276,013
                                                         ========    ========    ========

Operating income:
  United States........................................  $  1,208    $  2,639    $  5,743
  United Kingdom.......................................     1,809       2,182       4,397
  Germany..............................................       312         319         575
  Other European.......................................      (485)        (97)        (10)
                                                         --------    --------    --------
                                                         $  2,844    $  5,043    $ 10,705
                                                         ========    ========    ========

Capital expenditures:
  United States........................................  $  1,143    $  1,556    $  2,776
  United Kingdom.......................................     1,351         357       1,813
  Germany..............................................        66          47          31
  Other European.......................................        11          14          33
                                                         --------    --------    --------
                                                         $  2,571    $  1,974    $  4,653
                                                         ========    ========    ========

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------   --------
Identifiable assets:
  United States.............................................  $36,740   $ 83,287
  United Kingdom............................................   10,487     21,409
  Germany...................................................    3,715      3,486
  Other European............................................    1,011      1,612
                                                              -------   --------
                                                              $51,953   $109,794
                                                              =======   ========

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.
                                          AHL SERVICES, INC.
                                          (Registrant)

                                          By: /s/ EDWIN R. MELLETT
                                            ------------------------------------
                                                      Edwin R. Mellett
                                            Vice Chairman and Co-Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.

                 SIGNATURE                                         TITLE
                 ---------                                         -----

       /s/ FRANK A. ARGENBRIGHT, JR.            Chairman of the Board, Co-Chief Executive
--------------------------------------------      Officer and Director
         Frank A. Argenbright, Jr.

            /s/ EDWIN R. MELLETT                Vice Chairman, Co-Chief Executive Officer
--------------------------------------------      and Director
              Edwin R. Mellett

            /s/ DAVID L. GAMSEY                 Vice President, Chief Financial Officer
--------------------------------------------      (Principal Financial Officer)
              David L. Gamsey

          /s/ ROBERT F. MCCULLOUGH              Director
--------------------------------------------
            Robert F. McCullough

         /s/ HAMISH LESLIE MELVILLE             Director
--------------------------------------------
           Hamish Leslie Melville