Form 10-Q
period 1998-03-31
AHL SERVICES INC
filed 1998-05-15
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-22195

                               AHL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               GEORGIA                                   58-2277249
----------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)


3353 Peachtree Road, NE, Atlanta, GA                        30326
-----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   (404) 267-2222
                                                      -------------

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

                  Yes   X                    No
                      -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,610,500 shares on May 5, 1998.

                               AHL SERVICES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I -  FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets
                 March 31, 1998 (Unaudited) and December 31, 1997                      2

              Condensed Consolidated Statements of Operations (Unaudited)
                 Three Months Ended March 31, 1998 and 1997                            3

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Three Months Ended March 31, 1998 and 1997                            4

              Notes to Condensed Consolidated Financial Statements                     5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      6

PART II - OTHER INFORMATION AND SIGNATURE

ITEM 6.   Exhibits and Reports on Form 8-K                                             8


SIGNATURE                                                                              9

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements


                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                    1998            1997
                                                                                 -----------    ------------
                                                                                 (unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash                                                                            $    10,036      $  15,456
Accounts receivable, net                                                             55,666         51,247
Uniforms in service, net                                                              1,879          2,087
Prepaid expenses and other                                                            3,053          2,761
                                                                                -----------      ---------
                  Total current assets                                               70,634         71,551

Property and equipment, net                                                          10,930         10,885
Intangibles, net                                                                     38,629         25,665
Other assets                                                                            715            713
Deferred taxes                                                                          980            980
                                                                                -----------      ---------
                                                                                $   121,888      $ 109,794
                                                                                ===========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $     3,656      $   3,298
Accrued payroll and other liabilities                                                24,507         22,561
Current portion of self-insurance reserves                                              820            760
Income taxes payable                                                                  1,993          1,281
Deferred income taxes                                                                   469            332
Current portion of long-term debt                                                       501            496
                                                                                -----------      ---------
                  Total current liabilities                                          31,946         28,728
                                                                                -----------      ---------

Long-term debt, less current portion                                                 10,131          3,495
                                                                                -----------      ---------
Self-insurance reserves, less current portion                                         3,280          3,040
                                                                                -----------      ---------


SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; no shares
  outstanding                                                                             -              -
Common stock, $.01 par value; 50,000,000 shares authorized,
  13,605,000 shares issued and outstanding                                              136            136
Paid in capital                                                                      62,908         62,908
Cumulative translation adjustment                                                        93            (83)
Retained earnings                                                                    13,394         11,570
                                                                                -----------      ---------
                  Total shareholders' equity                                         76,531         74,531
                                                                                -----------      ---------
                                                                                $   121,888      $ 109,794
                                                                                ===========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                    1998            1997
                                                                                -----------      -----------
Revenues                                                                        $    84,500      $  60,424
                                                                                -----------      ---------
Operating expenses:
   Cost of services                                                                  62,842         45,428
   Field operating                                                                   14,420          9,923
   Corporate general and administrative                                               4,449          3,435
                                                                                -----------      ---------
         Total operating expenses                                                    81,711         58,786
                                                                                -----------      ---------
Operating income                                                                      2,789          1,638
Interest expense, net                                                                    37            648
Other (income), net                                                                    (282)           (88)
                                                                                -----------      ---------
Income before income taxes                                                            3,034          1,078
Income tax provision                                                                  1,210            427
                                                                                -----------      ---------
Net income                                                                      $     1,824      $     651
                                                                                ===========      =========




Net income per common and common equivalent shares
   Basic                                                                        $      0.13      $    0.08
                                                                                ===========      =========
   Diluted                                                                      $      0.13      $    0.08
                                                                                ===========      =========

Weighted average common and common equivalent shares
   Basic                                                                             13,605          8,492
                                                                                ===========      =========
   Diluted                                                                           14,107          8,673
                                                                                ===========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                    1998            1997
                                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $     1,824      $     651
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Depreciation and amortization                                                   1,656          1,263
      Loss (gain) on sales of property and equipment                                   (225)             2
      Changes in working capital, net                                                (1,224)          (806)
                                                                                -----------      ---------
           Net cash provided by operating activities                                  2,031          1,110
                                                                                -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition                                                                         (13,311)             -
Purchases of property and equipment                                                  (2,134)          (325)
Sales of property and equipment                                                       1,579              -
Other activities, net                                                                  (257)           (33)
                                                                                -----------      ---------
           Net cash used in investing activities                                    (14,123)          (358)
                                                                                -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit                                                        (10,790)       (48,995)
Borrowings under line of credit                                                      17,387         49,118
Expenses of IPO                                                                           -           (555)
Other                                                                                     -            (97)
                                                                                -----------      ---------
           Net cash provided by (used in) financing activities                        6,597           (529)
                                                                                -----------      ---------
Effect of exchange rates on cash                                                         75            (48)
                                                                                -----------      ---------
Net change in cash                                                                   (5,420)           175
Cash at beginning of period                                                          15,456          1,842
                                                                                -----------      ---------
Cash at end of period                                                           $    10,036      $   2,017
                                                                                ===========      =========



CASH PAID DURING THE PERIOD FOR:
Interest                                                                        $        17      $     556
                                                                                ===========      =========
Income taxes                                                                    $       623      $     123
                                                                                ===========      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases under capital lease obligations                             $         -      $     472
                                                                                ===========      =========
Contribution of real estate                                                     $         -      $   1,637
                                                                                ===========      =========
Forgiveness of note payable to shareholder                                      $         -      $     528
                                                                                ===========      =========
Assumption of real estate debt                                                  $         -      $  (2,532)
                                                                                ===========      =========
Accrual of IPO expenses                                                         $         -      $     625
                                                                                ===========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (UNAUDITED)


1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, the results of its operations and of its cash flows for the three months ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 1997 included in the Company's 10-K.

2. ACQUISITION ACTIVITY - On February 6, 1998, AHL completed the acquisition of SES Staffing Solutions, Inc. ("SES"), a light industrial staffing company located in Maryland. SES's 1997 revenues were approximately $16 million. The results of operations of SES have been included in the attached condensed consolidated financial statements included herein since the date of acquisition. On April 1, 1998, AHL completed the acquisition of Tuja Zeitarbeits GmbH ("TUJA"), a light industrial staffing company in Germany. TUJA's 1997 revenues were approximately $16 million. The TUJA acquisition occurred subsequent to March 31, 1998 and has therefore been properly excluded from the attached condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 1998 and 1997

Revenues increased $24.1 million, or 40%, to $84.5 million in the first quarter of 1998 from $60.4 million in the first quarter of 1997. Of this increase, approximately $13 million was attributable to the acquisitions made in 1997, which all occurred after the first quarter, and the 1998 SES acquisition. The remaining increase was a result of entering into contracts to provide services to new clients and a result of providing additional services to existing clients.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $17.4 million, or 38%, to $62.8 million in the first quarter of 1998 from $45.4 million in the first quarter of 1997. As a percentage of revenues, cost of services decreased to 74.4% in the first quarter of 1998 from 75.2% in the first quarter of 1997.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, depreciation and maintenance, local sales and marketing activities and acquisition related goodwill. These expenses increased $4.5 million, or 45%, to $14.4 million in the first quarter of 1998 from $9.9 million in the first quarter of 1997. As a percentage of revenues, field operating expenses increased to 17.1% in the first quarter of 1998 from 16.4% in the first quarter of 1997. This percentage increase was primarily attributable to the increase in acquisition related goodwill in 1998.

Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $1.0 million, or 30%, to $4.4 million in the first quarter of 1998 from $3.4 million in the first quarter of 1997. As a percentage of revenues, these expenses decreased to 5.3% in the first quarter of 1998 from 5.7% in the first quarter of 1997. This percentage decrease was primarily due to better leveraging of corporate management personnel.

Operating income increased $1.2 million, or 70%, to $2.8 million in the first quarter of 1998 from $1.6 million in the first quarter of 1997. As a percentage of revenues, operating income improved to 3.3% in the first quarter of 1998 from 2.7% in the first quarter of 1997.

Interest expense, decreased $611,000, or 94%, to $37,000 in the first quarter of 1998 from $648,000 in the first quarter of 1997 due to the repayment of the Company's outstanding working capital debt with the proceeds from the Company's IPO on March 27, 1997.

Other income, net, increased $194,000 to $282,000 in the first quarter of 1998 from $88,000 in the first quarter of 1997 due to the gain on the sale of one of the Company's real estate holdings in January 1998.

Income tax provision increased $783,000 or 183%, to $1.2 million in the first quarter of 1998 from $427,000 in the first quarter of 1997. The Company provided income taxes at an estimated rate of 40% in 1998 and 1997.

Net income increased $1.2 million, or 180%, to $1.8 million, or 2.2% of revenues, in the first quarter of 1998 from net income of $651,000, or 1.1% of revenues, in the first quarter of 1997.

Liquidity and Capital Resources

Cash provided by operating activities was $2.0 million for the three months ended March 31, 1998 compared to $1.1 million for the three months ended March 31, 1997. This increase was primarily the result of an increase of $1.6 million in net income before depreciation and amortization offset by $418,000 of changes in working capital due to increases in accounts receivable as a result of the increase in revenues from internal growth, acquisitions and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities for the three months ended March 31, 1998 was $14.1 million compared to $358,000 for the three months ended March 31, 1997, principally as a result of the acquisition of SES in 1998 and additional purchases of transportation and computer equipment. Cash provided by financing activities for the three months ended March 31, 1998 was $6.6 million compared to a use of cash of $529,000 for the three months ended March 31, 1997. The increase in cash provided by financing activities for the three months ended March 31, 1998, was principally the result of borrowings under the Company's credit facility in 1998 to fund a portion of the SES acquisition.

Capital expenditures were approximately $2.1 million for the three months ended March 31, 1998 compared to $325,000 for the three months ended March 31, 1997. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations and management information systems.

Effective February 10, 1998, AHL entered into an agreement with a syndicate of national banking organizations led by First Union National Bank to expand its credit facility to $100 million. The Company plans to utilize the facility to grow the light industrial and fulfillment segments of its business through strategic acquisitions. At March 31, 1998, after providing funding for the TUJA acquisition, there was approximately $91.5 million of availability remaining under the facility.

The Company believes that funds generated from operations, together with existing cash and borrowings under the credit facility, will be sufficient to finance its current operations, planned capital expenditures and internal growth for at least the next several years.

                               AHL SERVICES, INC.




PART II - OTHER INFORMATION AND SIGNATURE

Item 6. Exhibits and Reports on Form 8-K


         (a)  Exhibits:

                   Exhibit Number         Description
                   --------------         ------------
                        11                Computation of Earnings Per Share
                        27                Financial Data Schedule (For SEC Filing Purposes Only)

         (b)  Reports on Form 8-K.


              A current report on Form 8-K was filed on February 19, 1998 in connection with the SES acquisition.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      AHL SERVICES, INC.
                                                      (REGISTRANT)


Date:    May 15, 1998               By:   /s/ David L. Gamsey
      ----------------------------       -------------------------
                                         David L. Gamsey
                                         Vice President and Chief Financial Officer
                                         (On behalf of the Registrant and as Chief
                                         Accounting Officer)