Form 10-Q
period 1998-06-30
AHL SERVICES INC
filed 1998-08-13
CIK 1030740

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[MARK ONE]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-22195

                               AHL SERVICES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              GEORGIA                                             58-2277249
   -------------------------------                           -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)


3353 Peachtree Road, NE, Atlanta, GA                                30326
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code   (404) 267-2222
                                                    ----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,072,672 shares on August 7, 1998.

                               AHL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX
                                      -----


                                                                                                     Page No.
                                                                                                     --------
PART I   FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets                                                           2
              June 30, 1998 (Unaudited) and December 31, 1997

         Condensed Consolidated Statements of Operations (Unaudited)                                     3
              Three Months Ended June 30, 1998 and 1997

         Condensed Consolidated Statements of Operations (Unaudited)                                     4
              Six Months Ended June 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows (Unaudited)                                     5
              Six Months Ended June 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements                                            6

ITEM 2.  Management's Discussion and Analysis of Financial                                               7
              Condition and Results of Operations

PART II  OTHER INFORMATION AND SIGNATURE

ITEM 4.  Submission of Matters to a vote of Security Holders                                            10

ITEM 6.  Exhibits and Reports on Form 8-K                                                               10



SIGNATURE                                                                                               11


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                     JUNE 30,        DECEMBER 31,
                                  ASSETS                                               1998             1997
                                                                                  ------------       ------------
                                                                                   (unaudited)
CURRENT ASSETS:
Cash                                                                              $     5,222        $    15,456
Accounts receivable, net                                                               67,398             51,247
Uniforms in service, net                                                                1,894              2,087
Prepaid expenses and other                                                              4,552              2,761
                                                                                  -----------        -----------
                  Total current assets                                                 79,066             71,551

Property and equipment, net                                                            12,037             10,885
Intangibles, net                                                                       45,059             25,665
Other assets                                                                              714                713
Deferred taxes                                                                            980                980
                                                                                  -----------        -----------
                                                                                  $   137,856        $   109,794
                                                                                  ===========        ===========
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                  $     4,534        $     3,298
Accrued payroll and other liabilities                                                  29,215             22,561
Current portion of self-insurance reserves                                                920                760
Income taxes payable                                                                    2,049              1,281
Deferred income taxes                                                                     467                332
Current portion of long-term debt                                                         471                496
                                                                                  -----------        -----------
                  Total current liabilities                                            37,656             28,728
                                                                                  -----------        -----------

Long-term debt, less current portion                                                   17,446              3,495
                                                                                  -----------        -----------
Self-insurance reserves, less current portion                                           3,680              3,040
                                                                                  -----------        -----------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; no shares
    issued or outstanding                                                                   -                  -
Common stock, $.01 par value; 50,000,000 shares authorized, 13,611,500
    and 13,605,000 shares issued and outstanding                                          136                136
Paid in capital                                                                        62,973             62,908
Cumulative translation adjustment                                                           4                (83)
Retained earnings                                                                      15,961             11,570
                                                                                  -----------        -----------
                  Total shareholders' equity                                           79,074             74,531
                                                                                  -----------        -----------
                                                                                  $   137,856        $   109,794
                                                                                  ===========        ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED JUNE 30,
                                                         ------------------------------
                                                              1998              1997
                                                           ---------         --------
Revenues                                                    $ 98,871         $ 63,770
                                                            --------         --------
Operating expenses:

   Cost of services                                           72,755           47,341
   Field operating                                            17,074           10,343
   Corporate general and administrative                        4,598            3,668
                                                           ---------         --------
         Total operating expenses                             94,427           61,352
                                                           ---------         --------
Operating income                                               4,444            2,418
Interest expense, net                                            177              170
Other (income), net                                              (17)            (154)
                                                           ---------         --------
Income before income taxes and extraordinary items             4,284            2,402
Income tax provision                                           1,717              948
                                                           ---------         --------
Income before extraordinary items                              2,567            1,454
Extraordinary items, net of taxes of $257                          -             (385)
                                                           ---------         --------
Net income                                                 $   2,567         $  1,069
                                                           =========         ========
Income before extraordinary items per common and
common equivalent shares
                  Basic                                     $   0.19         $   0.13
                                                           =========         ========
                  Diluted                                   $   0.18         $   0.13
                                                           =========         ========

Extraordinary items per common and common equivalent
shares
                  Basic                                     $      -         $  (0.04)
                                                           =========         ========
                  Diluted                                   $      -         $  (0.04)
                                                           =========         ========

Net income per common and common equivalent shares
                  Basic                                     $   0.19         $   0.09
                                                           =========         ========
                  Diluted                                   $   0.18         $   0.09
                                                           =========         ========

Weighted average common and common equivalent shares
                  Basic                                       13,610           10,853
                                                           =========         ========
                  Diluted                                     14,220           11,104
                                                           =========         ========











         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                               1998              1997
                                                            ---------         ---------
Revenues                                                    $ 183,371         $ 124,194
                                                            ---------         ---------

Operating expenses:
   Cost of services                                           135,597            92,769
   Field operating                                             31,494            20,266
   Corporate general and administrative                         9,047             7,103
                                                            ---------         ---------
         Total operating expenses                             176,138           120,138
                                                            ---------         ---------
Operating income                                                7,233             4,056
Interest expense, net                                             214               818
Other (income), net                                              (299)             (242)
                                                            ---------         ---------
Income before income taxes and extraordinary items              7,318             3,480
Income tax provision                                            2,927             1,375
                                                            ---------         ---------
Income before extraordinary items                               4,391             2,105
Extraordinary items, net of taxes of $257                           -              (385)
                                                            ---------         ---------
Net income                                                  $   4,391         $   1,720
                                                            =========         =========

Income before extraordinary items per common and
common equivalent shares
                  Basic                                     $    0.32         $    0.22
                                                            =========         =========
                  Diluted                                   $    0.31         $    0.21
                                                            =========         =========

Extraordinary items per common and common equivalent
shares
                  Basic                                     $       -         $   (0.04)
                                                            =========         =========
                  Diluted                                   $       -         $   (0.04)
                                                            =========         =========

Net income per common and common equivalent shares
                  Basic                                     $    0.32         $    0.18
                                                            =========         =========
                  Diluted                                   $    0.31         $    0.17
                                                            =========         =========

Weighted average common and common equivalent shares
                  Basic                                        13,607             9,679
                                                            =========         =========
                  Diluted                                      14,163             9,895
                                                            =========         =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                               1998              1997
                                                                             --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  4,391         $  1,720
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
      Extraordinary items                                                           -              385
      Depreciation and amortization                                             3,673            2,575
      Loss (gain) on sales of property and equipment                             (297)               2
      Changes in working capital, net                                         (10,279)          (3,022)
                                                                             --------         --------
           Net cash provided by (used in) operating activities                 (2,512)           1,660
                                                                             --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions                                                                  (18,907)          (5,655)
Purchases of property and equipment                                            (4,047)            (992)
Proceeds from sales of property and equipment                                   1,654                -
Other activities, net                                                            (295)            (136)
                                                                             --------         --------
           Net cash used in investing activities                              (21,595)          (6,783)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of credit facility                                                 (37,954)         (69,318)
Borrowings under credit facility                                               51,774           59,119
Repayment of long-term debt, net                                                    -           (5,848)
Repayment of note from shareholder                                                  -              964
Proceeds from exercise of stock options                                            65                -
Proceeds from IPO                                                                   -           23,250
Expenses of IPO                                                                     -             (818)
Repurchase of outstanding warrants                                                  -             (750)
                                                                             --------         --------
           Net cash provided by financing activities                           13,885            6,599
                                                                             --------         --------
Effect of exchange rates on cash                                                  (12)             (20)
                                                                             --------         --------
Net change in cash                                                            (10,234)           1,456
Cash at beginning of period                                                    15,456            1,842
                                                                             --------         --------
Cash at end of period                                                        $  5,222         $  3,298
                                                                             ========         ========


CASH PAID DURING THE PERIOD FOR:
Interest                                                                     $     75         $    818
                                                                             ========         ========
Income taxes                                                                 $  2,159         $    130
                                                                             ========         ========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases under capital lease obligations                          $      -         $    472
                                                                             ========         ========
Contribution of real estate                                                  $      -         $  1,637
                                                                             ========         ========
Forgiveness of note payable to shareholder                                   $      -         $    528
                                                                             ========         ========
Assumption of real estate debt                                               $      -         ($ 2,532)
                                                                             ========         ========
Accrual of IPO expenses                                                      $      -         $    625
                                                                             ========         ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                   (UNAUDITED)


1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997 and the results of its cash flows for the six months ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's 10-K.

2. ACQUISITIONS - On February 6, 1998, AHL acquired SES Staffing Solutions, Inc. ("SES"), a light industrial staffing company located in Maryland. SES's 1997 revenues were approximately $16 million. On April 1, 1998, the Company acquired TUJA Zeitarbeit GmbH ("TUJA"), a Germany based industrial staffing company. TUJA had revenues of approximately $16 million in 1997. The results of operations of SES and TUJA have been included in the attached condensed consolidated financial statements included herein since the dates of acquisition. These acquisitions were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values.

3. ACQUISITIONS SUBSEQUENT TO JUNE 30, 1998 - On July 24, 1998, the Company acquired Gage Marketing Support Services Group ("Gage"), the marketing execution and fulfillment businesses of the Minneapolis-based Gage Marketing Group, LLC for a purchase price of $81.1 million, comprised of $54.1 million in cash, $17 million in AHL common stock and $10 million of convertible subordinated debentures. Gage had revenues of approximately $80 million in 1997.

         On August 10, 1998, the Company acquired EMD Gesellschaft fur Elektroinstallation-und Maschinenbau-Dienstleistungen GmbH ("EMD") for a cash purchase price of approximately $42 million. EMD is an industrial staffing company headquartered near Frankfurt, Germany with 1997 revenues of approximately $50 million. The transaction was effective July 31, 1998.

         The Gage and EMD acquisitions occurred subsequent to June 30, 1998 and have therefore been excluded from the attached condensed consolidated financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended June 30, 1998 and 1997

Revenues increased $35.1 million, or 55%, to $98.9 million in the second quarter of 1998 from $63.8 million in the second quarter of 1997. Of this increase, approximately $11.4 million was attributable to the acquisitions made in 1997, which primarily occurred after the second quarter of 1997, and $10.4 million was attributable to the acquisitions of SES and TUJA in February and April 1998, respectively. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients, and rate increases on existing contacts.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $25.4 million, or 54%, to $72.8 million in the second quarter of 1998 from $47.3 million in the second quarter of 1997. As a percentage of revenues, cost of services decreased to 73.6% in the second quarter of 1998 from 74.2% in the second quarter of 1997. This decrease was primarily due to rate increases on existing contracts and the effect of the growth in revenues of the Company's higher margin marketing execution and fulfillment services business.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, depreciation and maintenance, local sales and marketing activities and acquisition related goodwill. These expenses increased $6.7 million, or 65%, to $17.1 million in the second quarter of 1998 from $10.3 million in the second quarter of 1997. As a percentage of revenues, field operating expenses increased to 17.3% in the second quarter of 1998 from 16.2% in the second quarter of 1997. This percentage increase was primarily attributable to the amortization of acquisition related goodwill in 1998.

Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $930,000, or 25%, to $4.6 million in the second quarter of 1998 from $3.7 million in the second quarter of 1997. As a percentage of revenues, these expenses decreased to 4.7% in the second quarter of 1998 from 5.8% in the second quarter of 1997. This percentage decrease was primarily due to better leveraging of corporate personnel.

Operating income increased $2.0 million, or 84%, to $4.4 million in the second quarter of 1998 from $2.4 million in the second quarter of 1997. As a percentage of revenues, operating income improved to 4.5% in the second quarter of 1998 from 3.8% in the second quarter of 1997.

Income tax provision increased $769,000 or 81%, to $1.7 million in the second quarter of 1998 from $948,000 in the second quarter of 1997. The Company provided income taxes at an estimated rate of 40.0% in 1998 and 39.5% in 1997.

The Company expensed extraordinary items during the second quarter of 1997 of $385,000, net of taxes of $257,000. The extraordinary items consisted of the write-off of unamortized loan origination costs and debt discount.

Net income increased $1.5 million, or 140%, to $2.6 million, or 2.6% of revenues, in the second quarter of 1998 from net income of $1.1 million, or 1.7% of revenues, in the second quarter of 1997.

Operating Results - Six Months Ended June 30, 1998 and 1997

Revenues increased $59.2 million, or 48%, to $183.4 million for the six months ended June 30, 1998 from $124.2 million in 1997. Of this increase, approximately $22.4 million was attributable to the acquisitions made in 1997, which primarily occurred after the second quarter of 1997, and $12.4 million was attributable to the 1998 acquisitions of SES and TUJA. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients, and rate increases on existing contracts.

Cost of services increased $42.8 million, or 46%, to $135.6 million for the six months ended June 30, 1998 from $92.8 million in 1997. As a percentage of revenues, cost of services decreased to 73.9% for the six months ended June 30, 1998 from 74.7% in 1997. This decrease was primarily due to rate increases on existing contracts and the effect of the growth in revenues of the Company's higher margin marketing execution and fulfillment services business.

Field operating expenses increased $11.2 million, or 55%, to $31.5 million for the six months ended June 30, 1998 from $20.3 million in 1997. As a percentage of revenues, field operating expenses increased to 17.2% for the six months ended June 30, 1998 from 16.3% in 1997. This percentage increase was primarily attributable to the amortization of acquisition related goodwill in 1998.

Corporate general and administrative expenses increased $1.9 million, or 27%, to $9.0 million for the six months ended June 30, 1998 from $7.1 million in 1997. As a percentage of revenues, these expenses decreased to 4.9% for the six months ended June 30, 1998 from 5.7% in 1997. This percentage decrease was primarily due to better leveraging of corporate personnel.

Operating income increased $3.2 million, or 78%, to $7.2 million for the six months ended June 30, 1998 from $4.1 million in 1997. As a percentage of revenues, operating income improved to 3.9% for the six months ended June 30, 1998 from 3.3% in 1997.

Interest expense, net, decreased $604,000, or 74%, to $214,000 for the six months ended June 30, 1998 from $818,000 in 1997. Interest expense decreased in 1998 due to the repayment of the Company's outstanding working capital debt with the proceeds from the Company's equity offering which closed in the fourth quarter of 1997.

Income tax provision increased $1.6 million, or 113%, to $2.9 million for the six months ended June 30, 1998 from $1.4 million in 1997. The Company provided income taxes at an estimated rate of 40.0% in 1998 and 39.5% in 1997.

The Company expensed extraordinary items during the second quarter of 1997 of $385,000, net of taxes of $257,000. The extraordinary items consisted of the write-off of unamortized loan origination costs and debt discount.

Net income increased $2.7 million, or 155%, to $4.4 million, or 2.4% of revenues, for the six months ended June 30, 1998 from net income of $1.7 million, or 1.4% of revenues, in 1997.

Liquidity and Capital Resources Cash used in operating activities was $2.5 million for the six months ended June 30, 1998 compared to cash provided by operating activities of $1.7 million for the six months ended June 30, 1997. This decrease in cash from operating activities was the result of an increase of $3.8 million in net income before depreciation and amortization offset by $7.3 million of changes in working capital due to increases in accounts receivable as a result of the growth in revenues and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities for the six months ended June 30, 1998 was $21.6 million compared to $6.8 million for the six months ended June 30, 1997. The increased use of cash was principally as a result of the acquisitions of SES and TUJA in 1998, which were larger than the acquisitions of EAS and USA Security in 1997, and additional purchases of transportation and computer equipment. Cash provided by financing activities for the six months ended June 30, 1998 was $13.9 million compared to $6.6 million for the six months ended June 30, 1997. The increase in cash provided by financing activities for 1998 was principally the result of additional borrowings under the Company's credit facility in 1998 to fund the acquisitions.

Capital expenditures were approximately $4.0 million for the six months ended June 30, 1998 compared to $1.0 for the six months ended June 30, 1997. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations and management information systems.

Effective July 9, 1998, AHL expanded its credit facility to $150 million with a syndicate of national banking organizations led by First Union National Bank. The Company plans to utilize the facility to grow its business through strategic acquisitions. At June 30, 1998, after taking into account the increase in the credit facility, there was approximately $134 million of availability remaining under the credit facility. Approximately $91 million of this amount was utilized to fund the Gage and EMD acquisitions.

The Company believes that funds generated from operations, together with existing cash and borrowings under the credit facility, will be sufficient to finance its current operations, planned capital expenditures and internal growth for at least the next several years. If the Company were to make a significant acquisition for cash it may be necessary for the Company to obtain additional debt or equity financing.

                               AHL SERVICES, INC.




PART II - OTHER INFORMATION AND SIGNATURE

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on May 14, 1998. The matters voted upon and the results of voting were as follows:

         To elect two directors to serve until the annual meeting of shareholders in 2001 or until their successors are duly elected and qualified. The nominees, Messrs. Mellett and Melville were elected to the Company's board of directors to serve until the annual meeting of shareholders in 2001. There were 11,603,314 votes for and 100 votes withheld for Mr. Mellett and 11,603,314 votes for and 100 votes withheld for Mr. Melville.

         To approve and adopt an amendment to the 1997 Stock Incentive Plan. There were 10,913,697 votes for, 34,500 votes against and 1,995 votes abstained.

         To ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the year ending December 31, 1998. There were 11,602,614 votes for, 600 votes against and 200 votes abstained.


Item 6 - Exhibits and Reports on Form 8-K


          (a)   Exhibits:

                    Exhibit Number                 Description
                    --------------                 -----------
                         11                        Computation of Earnings Per Share
                         27                        Financial Data Schedule (For SEC Filing Purposes Only)

          (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AHL SERVICES, INC.
                                (REGISTRANT)




Date: August 13, 1998           By: /s/ David L. Gamsey
                                    --------------------------------------------
                                    David L. Gamsey
                                    Vice President and Chief Financial Officer
                                    (On behalf of the Registrant and as Chief
                                    Accounting Officer)