Form 10-Q
period 1998-09-30
AHL SERVICES INC
filed 1998-11-16
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[MARK ONE]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-22195

                               AHL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               GEORGIA                                          58-2277249
-----------------------------------                        ---------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


3353 Peachtree Road, NE, Atlanta, GA                               30326
------------------------------------------                 ---------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,096,522 shares on November 6, 1998.

                               AHL SERVICES, INC.
                                    FORM 10-Q
                                      INDEX


                                                                             Page No.
                                                                             --------
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                    1
                  September 30, 1998 (Unaudited) and December 31, 1997

         Condensed Consolidated Statements of Operations (Unaudited)              2
                  Three Months Ended September 30, 1998 and 1997

         Condensed Consolidated Statements of Operations (Unaudited)              3
                  Nine Months Ended September 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows (Unaudited)              4
                  Nine Months Ended September 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements                     5

ITEM 2.  Management's Discussion and Analysis of Financial                        6
                  Condition and Results of Operations

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                        10



SIGNATURE                                                                        11

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                              SEPTEMBER 30,         DECEMBER 31,
                                     ASSETS                                        1998                 1997
                                                                              -------------         ------------
                                                                               (unaudited)
CURRENT ASSETS:
Cash                                                                           $    11,325          $    15,456
Accounts receivable, net                                                           112,193               51,247
Work-in-process                                                                      6,868                   --
Uniforms in service, net                                                             2,308                2,087
Prepaid expenses and other                                                           6,224                2,761
                                                                               -----------          -----------
                  Total current assets                                             138,918               71,551

Property and equipment, net                                                         21,882               10,885
Intangibles, net                                                                   166,188               25,665
Other assets                                                                         1,272                  713
Deferred taxes                                                                         980                  980
                                                                               -----------          -----------
                                                                               $   329,240          $   109,794
                                                                               ===========          ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                               $    14,165          $     3,298
Accrued payroll and other current liabilities                                       53,189               22,561
Customer deposits                                                                    8,115                   --
Current portion of self-insurance reserves                                             980                  760
Income taxes payable                                                                 3,121                1,281
Deferred income taxes                                                                  521                  332
Current portion of long-term debt                                                      492                  496
                                                                               -----------          -----------
                  Total current liabilities                                         80,583               28,728
                                                                               -----------          -----------

Long-term debt, less current portion                                               133,027                3,495
                                                                               -----------          -----------
Convertible subordinated debenture                                                  10,000                   --
                                                                               -----------          -----------
Self-insurance reserves, less current portion                                        3,920                3,040
                                                                               -----------          -----------
Other non-current liabilities                                                          912                   --
                                                                               -----------          -----------


SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued or outstanding                                                                   --                   --
Common stock, $.01 par value; 50,000,000 shares authorized; 14,072,672
        and 13,605,000 shares issued and outstanding                                   141                  136
Paid in capital                                                                     79,988               62,908
Cumulative translation adjustment                                                      341                  (83)
Retained earnings                                                                   20,328               11,570
                                                                               -----------          -----------
                  Total shareholders' equity                                       100,798               74,531
                                                                               -----------          -----------
                                                                               $   329,240          $   109,794
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                      1998                    1997
                                                                    --------                --------
Revenues                                                            $135,813                $ 72,369
                                                                    --------                --------
Operating expenses:
   Cost of services                                                   94,505                  53,242
   Field operating                                                    27,560                  11,880
   Corporate general and administrative                                4,858                   4,041
                                                                    --------                --------
         Total operating expenses                                    126,923                  69,163
                                                                    --------                --------
Operating income                                                       8,890                   3,206
Interest expense, net                                                  1,472                     177
Other (income) expense, net                                                7                    (201)
                                                                    --------                --------
Income before income taxes                                             7,411                   3,230
Income tax provision                                                   3,043                   1,210
                                                                    --------                --------
Net income                                                          $  4,368                $  2,020
                                                                    ========                ========

Net income per common and common equivalent share
                  Basic                                             $   0.31                $   0.19
                                                                    ========                ========
                  Diluted                                           $   0.30                $   0.18
                                                                    ========                ========
Weighted average common and common equivalent shares
                  Basic                                               13,958                  10,853
                                                                    ========                ========
                  Diluted                                             14,579                  11,188
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                       1998                  1997
                                                                    ---------             ---------
Revenues                                                            $ 319,184             $ 196,563
                                                                    ---------             ---------
Operating expenses:
   Cost of services                                                   230,102               146,011
   Field operating                                                     59,054                32,146
   Corporate general and administrative                                13,905                11,144
                                                                    ---------             ---------
         Total operating expenses                                     303,061               189,301
                                                                    ---------             ---------
Operating income                                                       16,123                 7,262
Interest expense, net                                                   1,686                   995
Other (income), net                                                      (292)                 (443)
                                                                    ---------             ---------
Income before income taxes and extraordinary items                     14,729                 6,710
Income tax provision                                                    5,971                 2,585
                                                                    ---------             ---------
Income before extraordinary items                                       8,758                 4,125
Extraordinary items, net of taxes of $257                                  --                  (385)
                                                                    ---------             ---------
Net income                                                          $   8,758             $   3,740
                                                                    =========             =========


Income before extraordinary items per common and
  common equivalent share
                  Basic                                             $    0.64             $    0.41
                                                                    =========             =========
                  Diluted                                           $    0.61             $    0.40
                                                                    =========             =========
Extraordinary items per common and common equivalent
  share
                  Basic                                             $      --             $   (0.04)
                                                                    =========             =========
                  Diluted                                           $      --             $   (0.04)
                                                                    =========             =========
Net income per common and common equivalent share
                  Basic                                             $    0.64             $    0.37
                                                                    =========             =========
                  Diluted                                           $    0.61             $    0.36
                                                                    =========             =========
Weighted average common and common equivalent shares
                  Basic                                                13,726                10,075
                                                                    =========             =========
                  Diluted                                              14,304                10,331
                                                                    =========             =========






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                    1998                 1997
                                                                                 ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $   8,758            $   3,740
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
      Extraordinary items                                                               --                  385
      Depreciation and amortization                                                  5,695                4,099
      Gain on sales of property and equipment                                         (297)                (119)
      Changes in working capital, net                                              (19,613)              (6,316)
                                                                                 ---------            ---------
           Net cash provided by (used in) operating activities                      (5,457)               1,789
                                                                                 ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                                      (125,002)             (10,768)
Purchases of property and equipment                                                 (7,603)              (1,933)
Proceeds from sales of property and equipment                                        1,654                  440
Other activities, net                                                                  (86)                 (32)
                                                                                 ---------            ---------
           Net cash (used in) investing activities                                (131,037)             (12,293)
                                                                                 ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of credit facility                                                      (64,038)             (80,580)
Borrowings under credit facility                                                   196,700               75,500
Repayment of long-term debt, net                                                      (423)              (6,298)
Repayment of note from shareholder                                                      --                  964
Proceeds from exercise of stock options                                                108                   --
Proceeds from IPO                                                                       --               23,250
Expenses of IPO                                                                         --               (1,247)
Repurchase of outstanding warrants                                                      --                 (750)
                                                                                 ---------            ---------
           Net cash provided by financing activities                               132,347               10,839
                                                                                 ---------            ---------
Effect of exchange rates on cash                                                        16                  (75)
                                                                                 ---------            ---------
Net change in cash                                                                  (4,131)                 260
Cash at beginning of period                                                         15,456                1,842
                                                                                 ---------            ---------
Cash at end of period                                                            $  11,325            $   2,102
                                                                                 =========            =========



CASH PAID DURING THE PERIOD FOR:
Interest                                                                         $     938            $     989
                                                                                 =========            =========
Income taxes                                                                     $   4,131            $   1,952
                                                                                 =========            =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible subordinated debenture issued for the Gage acquisition               $  10,000            $      --
                                                                                 =========            =========
Common stock issued for the Gage acquisition                                     $  17,000            $      --
                                                                                 =========            =========
Equipment purchases under capital lease obligations                              $      --            $     472
                                                                                 =========            =========
Contribution of real estate                                                      $      --            $   1,637
                                                                                 =========            =========
Forgiveness of note payable to shareholder                                       $      --            $     528
                                                                                 =========            =========
Assumption of real estate debt                                                   $      --            $  (2,532)
                                                                                 =========            =========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by AHL Services, Inc. ("AHLS" or the "Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and the results of its cash flows for the nine months ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K for such period.

2. ACQUISITIONS - On February 6, 1998, the Company acquired SES Staffing Solutions, Inc. ("SES"), a light industrial staffing company located in Maryland. SES's 1997 revenues were approximately $16 million.

         On April 1, 1998, the Company acquired TUJA Zeitarbeit GmbH ("TUJA"), a Germany based industrial staffing company. TUJA had revenues of approximately $16 million in 1997.

         On July 24, 1998, the Company acquired Gage Marketing Support Services Group ("Gage"), the marketing execution and fulfillment businesses of the Minneapolis-based Gage Marketing Group, LLC for a purchase price of $81.1 million, comprised of $54.1 million in cash, $17 million in the Company's common stock and a $10 million convertible subordinated debenture. Gage had revenues of approximately $80 million in 1997.

         On July 30, 1998, the Company acquired EMD Gesellschaft fur Elektroinstallation-und Maschinenbau-Dienstleistungen GmbH ("EMD") for a cash purchase price of approximately $42 million. EMD is an industrial staffing company headquartered near Frankfurt, Germany with 1997 revenues of approximately $50 million.

         On August 31, 1998, the Company acquired Right Associates Employment Limited ("Right Associates"), a light industrial staffing company operating in the south of England. Right Associates had revenues of approximately $16 million in 1997.

         The results of operations of these acquisitions have been included in the attached condensed consolidated financial statements included herein since the dates of acquisition. These acquisitions were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values. The purchase price allocations are preliminary and subject to adjustment.

3. ANNOUNCED ACQUISITIONS SUBSEQUENT TO SEPTEMBER 30, 1998 - On October 27, 1998, the Company agreed to acquire Unicco Security Services, Inc. ("Unicco"), a subsidiary of USC, Inc., for $12 million in cash. Unicco is an access control and security services company operating under long-term contracts with clients with a geographic focus primarily in the northeastern United States and Chicago. Unicco had annual revenues of more than $50 million in 1997. Subject to certain conditions, this transaction is scheduled to close by December 31, 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended September 30, 1998 and 1997 Revenues increased $63.4 million, or 88%, to $135.8 million in the third quarter of 1998 from $72.4 million in the third quarter of 1997. Of this increase, approximately $50.7 million was attributable to the acquisitions owned less than one year. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $41.3 million, or 78%, to $94.5 million in the third quarter of 1998 from $53.2 million in the third quarter of 1997. As a percentage of revenues, cost of services decreased to 69.6% in the third quarter of 1998 from 73.6% in the third quarter of 1997. This decrease was primarily due to the effect of the growth in revenues of the Company's higher margin marketing execution and fulfillment services and operational support services businesses.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, depreciation and maintenance, local sales and marketing activities and acquisition related goodwill. These expenses increased $15.7 million, or 132%, to $27.6 million in the third quarter of 1998 from $11.9 million in the third quarter of 1997. As a percentage of revenues, field operating expenses increased to 20.3% in the third quarter of 1998 from 16.4% in the third quarter of 1997. This percentage increase was primarily attributable to the facility expenses of Gage, the Company's newly acquired marketing execution and fulfillment services business, and the amortization of acquisition related goodwill in 1998.

Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $817,000, or 20%, to $4.9 million in the third quarter of 1998 from $4.0 million in the third quarter of 1997. As a percentage of revenues, these expenses decreased to 3.6% in the third quarter of 1998 from 5.6% in the third quarter of 1997. This percentage decrease was primarily due to better leveraging of corporate personnel.

Operating income increased $5.7 million, or 177%, to $8.9 million in the third quarter of 1998 from $3.2 million in the third quarter of 1997. As a percentage of revenues, operating income improved to 6.5% in the third quarter of 1998 from 4.4% in the third quarter of 1997.

Interest expense, net, increased $1.3 million, to $1.5 million in the third quarter of 1998 from $177,000 in the third quarter of 1997. Interest expense increased in 1998 due to the use of the Company's credit facility to fund acquisitions made in 1998.

Income tax provision increased $1.8 million or 152%, to $3.0 million in the third quarter of 1998 from $1.2 million in the third quarter of 1997. The Company provided income taxes at a rate of 41.0% in 1998 and 37.5% in 1997. The increase in 1998 is due to the EMD and TUJA acquisitions in Germany, which has a higher corporate income tax rate.

Net income increased $2.3 million, or 116%, to $4.4 million, or 3.2% of revenues, in the third quarter of 1998 from net income of $2.0 million, or 2.8% of revenues, in the third quarter of 1997.

Operating Results - Nine Months Ended September 30, 1998 and 1997

Revenues increased $122.6 million, or 62%, to $319.2 million for the nine months ended September 30, 1998 from $196.6 million in the comparable period of 1997. Of this increase, approximately $85.5 million was attributable to the acquisitions owned less than one year. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

Cost of services increased $84.1 million, or 57%, to $230.1 million for the nine months ended September 30, 1998 from $146.0 million in 1997. As a percentage of revenues, cost of services decreased to 72.1% for the nine months ended September 30, 1998 from 74.3% in 1997. This decrease was primarily due to the effect of the growth in revenues of the Company's higher margin marketing execution and fulfillment services and operational support services businesses.

Field operating expenses increased $26.9 million, or 84%, to $59.1 million for the nine months ended September 30, 1998 from $32.1 million in 1997. As a percentage of revenues, field operating expenses increased to 18.5% for the nine months ended September 30, 1998 from 16.4% in 1997. This percentage increase was primarily attributable to the facility expenses of Gage, the Company's newly acquired marketing execution and fulfillment services business, and the amortization of acquisition related goodwill in 1998.

Corporate general and administrative expenses increased $2.8 million, or 25%, to $13.9 million for the nine months ended September 30, 1998 from $11.1 million in 1997. As a percentage of revenues, these expenses decreased to 4.4% for the nine months ended September 30, 1998 from 5.7% in 1997. This percentage decrease was primarily due to better leveraging of corporate personnel.

Operating income increased $8.9 million, or 122%, to $16.1 million for the nine months ended September 30, 1998 from $7.3 million in 1997. As a percentage of revenues, operating income improved to 5.1% for the nine months ended September 30, 1998 from 3.7% in 1997.

Interest expense, net, increased $691,000, or 69%, to $1.7 million for the nine months ended September 30, 1998 from $1.0 million in 1997. Interest expense increased in 1998 due to the use of the Company's credit facility to fund acquisitions made in 1998.

Income tax provision increased $3.4 million, or 131%, to $6.0 million for the nine months ended September 30, 1998 from $2.6 million in 1997. The Company provided income taxes at a rate of 40.5% in 1998 and 38.5% in 1997. The increase in 1998 is due to the EMD and TUJA acquisitions in Germany, which has a higher corporate income tax rate.

The Company expensed extraordinary items associated with the Company's IPO during the second quarter of 1997 of $385,000, net of taxes of $257,000. The extraordinary items consisted of the write-off of unamortized loan origination costs and debt discount.

Net income increased $5.0 million, or 134%, to $8.8 million, or 2.7% of revenues, for the nine months ended September 30, 1998 from net income of $3.7 million, or 1.9% of revenues, in 1997.

Liquidity and Capital Resources

Cash used in operating activities was $5.5 million for the nine months ended September 30, 1998 compared to cash provided by operating activities of $1.8 million for the nine months ended September 30, 1997. This decrease in cash from operating activities was primarily the result of an increase of $6.6 million in net income before depreciation and amortization offset by $13.3 million of changes in working capital due to increases in accounts receivable as a result of the Company's acquisitions, the growth in revenues and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities for the nine months ended September 30, 1998 was $131.0 million compared to $12.3 million for the nine months ended September 30, 1997. The increased use of cash was principally as a result of the acquisitions made in 1998, which were larger than the acquisitions in 1997, and additional purchases of transportation and computer equipment. Cash provided by financing activities for the nine months ended September 30, 1998 was $132.3 million compared to $10.8 million for the nine months ended September 30, 1997. The increase in cash provided by financing activities for 1998 was principally the result of additional borrowings under the Company's credit facility in 1998 to fund the acquisitions.

Capital expenditures were approximately $7.6 million for the nine months ended September 30, 1998 compared to $1.9 million for the nine months ended September 30, 1997. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations, including transportation equipment and management information systems.

Effective July 9, 1998, the Company expanded its credit facility to $150 million with a syndicate of banks led by First Union National Bank. The Company plans to utilize the facility to grow its business through strategic acquisitions. At September 30, 1998, there was approximately $17 million of availability remaining under the credit facility.

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

Year 2000 Issues

The Company is currently in the process of addressing the Year 2000 issue, which is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. This modification and replacement process will be implemented by the Company's Management Information Systems employees with assistance from outside consultants. The Company presently believes that, with planned modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operations problems for its computer systems.

The Company is communicating with its significant vendors and customers to determine the progress that those vendors and customers are making in remediating their own Year 2000 issues. The Company is requiring that significant vendors and customers certify those products and services to be Year 2000 compliant.

The Company has developed an implementation plan to resolve the Year 2000 issue. This plan includes assessment, modification and testing of identified systems. Preliminary estimates for these one time Year 2000 project costs are in the range of $1 to $2 million. The Company expects the majority of these capital expenditures to be incurred in 1999. The Company's Year 2000 project costs are not expected to have a material impact on its liquidity or capital resources.

Forward-Looking Statements

Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve estimates, assumptions and uncertainties, and accordingly, actual results could differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the factors referred to in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                               AHL SERVICES, INC.




PART II - OTHER INFORMATION AND SIGNATURE


Item 6 - Exhibits and Reports on Form 8-K


         (a)      Exhibits:

                     Exhibit Number          Description
                     --------------          -----------
                           11                Computation of Earnings Per Share
                           27                Financial Data Schedule (For SEC Filing Purposes Only)

         (b)      Reports on Form 8-K:


                  During the third quarter of 1998, the Company filed a Form 8-K and a Form 8-K/A, dated July 24, 1998, for the Gage acquisition and a Form 8-K and a Form 8-K/A dated July 31, 1998, for the EMD acquisition.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AHL SERVICES, INC.
                                 (REGISTRANT)




Date: November 13, 1998          By:  /s/ David L. Gamsey
                                      ------------------------------------------
                                      David L. Gamsey
                                      Vice President and Chief Financial Officer
                                      (On behalf of the Registrant and as Chief
                                      Accounting Officer)