Form 10-K
period 1998-12-31
AHL SERVICES INC
filed 1999-03-30
CIK 1030740

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended DECEMBER 31, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to ___________

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

       Registrant's telephone number, including area code: (404) 267-2222

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
   Common Stock, $.01 per share                 Nasdaq Stock Market

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing sale price on the Nasdaq Stock Market) on March 26, 1999 was approximately $171,110,662. As of March 26, 1999, there were 17,381,692 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 13, 1999 are incorporated by reference in
Part III.

                               AHL SERVICES, INC.

                                TABLE OF CONTENTS

ITEM NO.                                                                                                      PAGE NO.
--------                                                                                                      --------
PART I............................................................................................................1
ITEM 1.       BUSINESS............................................................................................1
              Industry Overview...................................................................................2
              Strategy............................................................................................3
              Services Provided...................................................................................5
              Aviation Services...................................................................................5
              Facility Support Services...........................................................................6
              Operational Support Staffing Services...............................................................6
              Marketing Execution and Fulfillment Services........................................................7
              Acquisitions........................................................................................8
              Contract Terms......................................................................................8
              Sales and Marketing.................................................................................9
              Workforce Management................................................................................9
              Management Information Systems.....................................................................10
              Competition........................................................................................11
              Government Regulation..............................................................................11
              Risk Management and Safety.........................................................................14
              Litigation.........................................................................................14
ITEM 2.       PROPERTIES.........................................................................................15
ITEM 3.       LEGAL PROCEEDINGS..................................................................................15
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................15
ITEM X.       EXECUTIVE OFFICERS OF THE REGISTRANT...............................................................15

PART II .........................................................................................................18
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS.......................................................................................18
ITEM 6.       SELECTED FINANCIAL DATA............................................................................19
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS...........................................................20
              Overview...........................................................................................20
              Results of Operations..............................................................................21
              Fiscal 1998 Compared to Fiscal 1997................................................................21
              Fiscal 1997 Compared to Fiscal 1996................................................................22
              Quarterly Results and Seasonality..................................................................23
              Liquidity and Capital Resources....................................................................24
              Forward-Looking Statements.........................................................................25
              Inflation..........................................................................................26
              Year 2000 Issues...................................................................................26
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................27
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................28
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE......................................................................28

PART III.........................................................................................................29
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................29
ITEM 11.      EXECUTIVE COMPENSATION.............................................................................29
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................29
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................29

PART IV..........................................................................................................30
ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.................................30

                                     PART I

ITEM 1.       BUSINESS

         AHL Services, Inc. ("AHL" or the "Company") is a leading provider of contract staffing and outsourcing solutions. The Company professionally manages a large workforce that performs tasks that its clients frequently regard as outside their core businesses. By assuming responsibility for these tasks, the Company seeks to improve the quality of the non-core operations of its clients and to reduce their costs. The Company's services are generally performed under long-term contracts, which have provided a significant source of predictable and recurring revenues.

         The Company services the multinational needs of its primarily Fortune 1000 clients through its 103 offices in North America and 66 offices in Europe. The Company's ten largest clients based on 1998 pro forma revenues are America OnLine, British Airways, Delta Air Lines, Federal Express, Ford, Mattel, Northwest Airlines, Publishers Clearing House, Reader's Digest and United Airlines. The Company focuses on developing and maintaining long-term client relationships. The Company's top ten clients have utilized the services of the Company or its predecessors for an average of ten years. In addition, the Company has achieved an average annual retention rate of approximately 93% of contract billable hours over the last three fiscal years (excluding two operations the Company terminated in 1996).

         The Company has achieved significant growth in recent years, with its revenues achieving a compound annual growth rate of 40% from 1994 to 1998. The compound annual growth rate for the Company's internal growth during the same period was 27%. While the Company is focused on strong internal growth, it has also made accretive acquisitions to provide complementary higher margin services to its clients. These acquisitions have substantially changed the Company's business mix, reducing its historical dependence on the aviation industry, and improved its operating margins. Operating income for fiscal 1998 increased 137% from fiscal 1997.

         The Company's contract staffing and outsourcing solutions are divided into four lines of business:


-    AVIATION SERVICES                               -     MARKETING EXECUTION AND FULFILLMENT SERVICES
     -- pre-departure screening                            -- consumer and trade fulfillment
     -- passenger profiling                                -- trade support services
     -- baggage claim and check                            -- e-commerce fulfillment
     -- sky cap and wheelchair assistance                  -- customer service support
     -- cargo handling
     -- into-plane fueling

-     FACILITY SUPPORT SERVICES                       -      OPERATIONAL SUPPORT STAFFING SERVICES
      -- access control personnel                            -- assembly
      -- uniformed security officers                         -- warehousing
      -- fixed route dedicated shuttle bus services          -- shipping
                                                             -- electrical
                                                             -- mechanical

         The Company began providing marketing execution and fulfillment services in October 1997 through its acquisition of RightSide Up and further expanded this business line through its acquisition of Gage Marketing Support Services in July 1998. This line of business represents a natural extension of the Company's contract staffing operations, enabling the Company to capitalize on its labor management expertise by providing higher margin services, such as program management and administration, advanced information systems and facilities for the storage and distribution of materials. The Company provides these services through a network of 18 facilities in North America to clients principally in the automotive, consumer, publishing and entertainment industries. The Company's marketing execution and fulfillment services clients include The Coca-Cola Company, Disney, Ford, Fox, General Motors, Kraft, Mattel, ONSALE, Proctor & Gamble, Publishers Clearing House and Reader's Digest.

INDUSTRY OVERVIEW

         Many corporations and other institutions need to recruit, hire, train, motivate and manage large numbers of personnel to handle non-core functions in labor environments often characterized by relatively low pay and high turnover rates. Enterprises incur considerable expense and invest substantial amounts of management time in managing this process. These enterprises are increasingly contracting with specialized third party providers to better ensure long-term labor availability for support functions. Contract staffing and outsourcing service providers often are able to provide higher quality services at a lower cost than these enterprises are able to provide themselves. Outsourcing these functions shifts employment costs and responsibilities, such as workers' compensation, recruitment and turnover costs and changes in labor regulations, to outside vendors and allows enterprises to reduce the administrative overhead and time necessary to properly manage non-core functions.

         The market for contract staffing and outsourcing services has evolved as companies increasingly outsource non-core functions. The outsourcing company provides on-site management of staff, assumes responsibility for a particular function (including designing and implementing a solution for its client) and shares in the economic benefits derived from improved execution of the function. As enterprises centralize purchasing decisions and seek to reduce the number of vendors with whom they do business, the ability of providers to offer national account capability and national and international coverage is growing in importance. These trends, as well as the increasing need for capital and management depth for growth, are creating consolidation opportunities in the highly fragmented contract staffing and outsourcing services industry.

         Aviation Services. While airlines have historically outsourced certain functions, such as food service and pre-departure screening, they are increasingly outsourcing other functions not directly related to flight operations. Aviation service functions that are increasingly being outsourced include passenger profiling, baggage claim and check, sky cap, aircraft clean and search, wheelchair assistance, inter-gate cart, escorting of unaccompanied minors, ticketing and check-in, cargo handling and into-plane fueling. While the trend toward outsourcing labor management in Europe is not as developed as it is in the United States, the Company expects two trends to increase demand for contract staffing of aviation services in Europe: (i) the privatization of major airlines, which should increase their focus on improving operating performance, and (ii) the liberalization of airport authority licensing, which currently restricts the number of vendors that may provide services at a particular location. The European Union has opened European airports to increased competition by granting additional licenses to provide various ground and passenger services in January 1999.

         Facility Support Services. In addition to the general trends that have contributed to the growth of contract staffing and outsourcing services, several developments have contributed to the increased demand for facility support services in recent years. Increases in crime, the greater value of both business equipment and various types of inventory, and growth in the size of many facilities have contributed to greater demand for access control and commercial security services. Businesses, educational institutions and governmental authorities are also adding fixed route, dedicated shuttle bus services as the scale of their physical facilities grows larger, the numbers of employees and students increase, and urban congestion and sprawl increase the need for transportation solutions.

         Marketing Execution and Fulfillment Services. Recent trends in the way marketers deliver their marketing messages and sell and deliver their goods have resulted in growth in the outsourcing of marketing execution and fulfillment services. Marketing messages are delivered to more focused groups of customers through specialized point of purchase, direct marketing and telemarketing programs. In addition, product sales through the Internet and from catalogues are growing. Customers expect reliable, rapid delivery of their purchases with minimal delivery costs. Marketing execution and fulfillment companies specialize in managing the complexities of implementing these sales and marketing programs, including the receipt of orders, picking, packing and shipping of kits to retailers and product orders to customers, customer service, credit card processing, inventory management and database development. Due to the growing complexity of efficiently performing these tasks, clients are increasingly seeking larger, national vendors with capabilities to handle unique marketing programs, multiple types of order taking and delivery methods, and both large and small distribution volumes.

         Operational Support Staffing Services. The trends toward outsourcing, increased specialization and an emphasis on productivity have led many enterprises to outsource task repetitive, labor intensive functions such as light assembly and manufacturing, warehousing and shipping. Each of these functions involves certain repetitive tasks, such as sorting, selecting, moving, packing and labeling various items. Third party providers are increasingly developing "best practices" for each of these functions in order to improve productivity and efficiency. Additionally, enterprises are increasingly utilizing contract staffing in order to manage their cost structures when faced with seasonality or other factors causing fluctuations in their volume of production. German companies have a tendency to outsource semi-skilled laborers, including mechanics, plumbers and electricians. The Company's outsourcing businesses are able to charge higher billing rates for their semi-skilled workforce than for unskilled laborers, and the assignments in Germany generally have longer terms than in the United States and are contractual in nature.

STRATEGY

         AHL believes that there are significant opportunities to expand its business as existing clients and other large corporations and institutions utilize contract staffing and outsourcing solutions that will enable them to focus on their core competencies. Key elements of the Company's strategy include:

              Continue to Focus on Core Competency. The Company's core competency is its ability to recruit, hire, train, motivate and manage a large workforce to provide the non-core support services needed by its clients. The Company believes that it has achieved lower employee turnover rates than are typical in its lines of business, enabling the Company to provide higher levels of service while expanding its business. The Company believes its core labor management competencies can be leveraged across a wide range of contract staffing and outsourcing functions.

              Cross-Sell Services and Pursue New Opportunities. Throughout its history, the Company has focused on internal growth by offering high quality, value-added services, introducing and cross-selling new services to existing clients and expanding into new geographic markets. The Company's revenues (excluding revenues derived from acquired companies) increased from $123.2 million in 1994 to $319.7 million in 1998, representing a compound annual growth rate of 27%. The Company believes that its reputation for quality service has been critical in attracting new clients and retaining existing clients, as well as in securing contract renewals. Once the Company begins to provide a client with a particular service in a local market, the Company seeks to capitalize on its ability to provide that service in additional markets and to provide new services to the client. The Company believes there are substantial opportunities to expand relationships with existing clients by cross-selling the full range of its services. In addition, the Company believes its multinational capabilities and breadth of services allow it to compete effectively against companies that provide a more limited range of services. The Company has 75 sales representatives in the United States and Europe, and it is currently implementing a new marketing program that will increase its emphasis on national account selling.

              Develop Long-Term Client Relationships. AHL targets large corporations and institutions that have significant needs for contract staffing and outsourcing solutions. The Company has established long-term relationships with most of its large clients through preferred outsourcing vendor relationships. The Company's top ten clients (based on pro forma revenues for 1998) have utilized the Company or its predecessors' services for an average of ten years. In addition, the Company has achieved an average annual retention rate of approximately 93% of contract billable hours over the last three fiscal years. These long-term relationships have provided the Company with a significant source of predictable and recurring revenues. Building and maintaining relationships with its clients' senior executives and local operating personnel is an important operating philosophy of the Company.

              Capitalize on Multinational Capabilities. Companies are centralizing purchasing decisions and seeking to reduce the number of vendors with whom they do business. As a result, the ability of contract staffing and outsourcing providers to offer national and international coverage is growing in importance. Through its operations in 103 offices in North America and 66 offices in three European countries, AHL is able to service the multinational needs of its clients. The Company's multinational presence also reduces its reliance on the economic conditions in any single country. For example, the Company's three largest clients utilize AHL's services in both their North American and European operations. The Company believes its ability to provide a consistently high level of service at numerous locations worldwide provides it with a significant competitive advantage while strengthening and diversifying its economic base.

              Expand Margins by Changing its Business Mix and Leveraging its Density. Since its March 1997 initial public offering, the Company has added two lines of business -- operational support staffing and marketing execution and fulfillment services. These higher margin businesses utilize the Company's core competency of workforce retention and management, and also include "value-added" elements such as program management and administration, advanced information systems and facilities for the storage and distribution of materials. By offering these value added services, the Company believes it can better serve the needs of its clients and expand its operating margins. The Company has also expanded its operating margins by increasing the "density" in its existing lines of business in order to achieve economies of scale and leverage its corporate and field operating infrastructure. For fiscal 1998, the Company's operating margin was 5.3% compared with 3.9% for fiscal 1997.

              Continue to Seek Strategic Acquisitions. AHL actively seeks accretive acquisitions in an effort to further develop its service offerings and geographic coverage. Since May 1997, the Company has completed twelve acquisitions aggregating approximately $288 million in revenues (for the calendar year prior to their acquisition), including seven acquisitions in 1998. Specifically, the Company has pursued acquisitions in the operational support staffing and marketing execution and fulfillment businesses, which represent a natural extension of the Company's previous lines of business and an opportunity to achieve higher operating margins. The Company expects to focus on completing additional acquisitions in these lines of business, while continuing to acquire aviation services or facility support services businesses on an opportunistic basis. The Company believes that a disciplined acquisition program and an effective integration process allow the Company to leverage its existing infrastructure and capitalize on the fragmented nature of the contract staffing and outsourcing industry.

SERVICES PROVIDED

         The following table presents information with respect to the percentage of the Company's revenues by business line for the periods shown:


                                                      TWELVE MONTHS ENDED
                                                          DECEMBER 31,
                                             ------------------------------------
        SUPPORT SERVICES                       1996          1997         1998(1)
        ----------------                     ---------     --------      --------
Aviation services ...................           59%           58%           33%
Facility support services ...........           41            39            25
Operational support staffing services           --             3            23
Marketing execution and fulfillment
  services ..........................           --             *            19
                                               ---           ---           ---
         Total ......................          100%          100%          100%
                                               ===           ===           ===

*  Less than 1%.

(1) Includes revenues of Gage and EMD as if the acquisitions of Gage and EMD had occurred on January 1, 1998. Does not include revenues of five other companies acquired by the Company during 1998 for the period prior to their acquisition. See "-- Acquisitions."

AVIATION SERVICES

         The Company is one of the largest providers of pre-departure screening and passenger profiling services in the United States and Europe, currently providing services at 44 airports in the United States and 28 airports in Europe. Pre-departure screening is a security procedure performed at all commercial airports in the United States and the United Kingdom under mandates of the Federal Aviation Administration ("FAA") and the United Kingdom Department of Transport and at many other airports throughout the world under similar mandates of other regulatory authorities. At pre-departure screening checkpoints, all passengers and other airport patrons must physically pass through a device called a magnetometer, designed to reveal the presence of metal objects, and all carry-on baggage and other items carried into the concourse or gate area must pass through an X-ray device to determine whether certain suspicious materials are present. Major airports at which the Company provides pre-departure screening services in the United States include Los Angeles International, New York - Kennedy and LaGuardia, Washington - National and Dulles, Denver International, Chicago - O'Hare, San Francisco, Orlando, Boston and Dallas.

         In 1994 the FAA mandated passenger profiling for U.S. airlines' international flights. Passenger profiling seeks to identify a potential threat before it materializes by means of interviewing, document verification and behavioral analysis. This procedure results in the classification of the vast majority of passengers as low risk, thereby enabling more scrutiny to be focused on higher risk passengers. The Company has been providing profiling services in Europe since 1992 and management believes that if the FAA were to mandate profiling in the United States, the Company would be well-positioned to quickly implement profiling procedures for its U.S. clients.

         The Company prepares cargo and mail for flight by sorting, packaging and transporting the cargo and mail to and from airplanes. In some cases, the Company provides the actual staffing of customer counters and data input into the airline's cargo computer system, in addition to handling the cargo. Cargo services are provided in certain markets pursuant to outsourcing arrangements, under which the Company manages the entire process for its clients. The Company processes air cargo for several of its major aviation clients, including Delta Air Lines, United Airlines and Lufthansa Airlines. The Company also provides cargo services to Air China and SwissAir in New York and Cathay Pacific and Vanguard in Seattle pursuant to subcontracts from Delta Air Lines. In addition to cargo handling, the Company provides U.S. Postal Service mail handling for Delta Air Lines in selected locations.

         The Company provides guarding and control of airport entrances, checking of employee identification cards and baggage, guarding and control of employee parking lots and under-the-wing guarding of parked aircraft in Europe. Furthermore, the Company provides a variety of other aviation services to its airline clients, including baggage claim and check, aircraft clean and search, lost baggage delivery or replacement services, sky cap, wheelchair assistance, escorting of unaccompanied minors, inter-gate cart services and into-plane fueling.

FACILITY SUPPORT SERVICES

         The Company provides business and facility access control, special event security and uniformed security officer services to a broad range of commercial and governmental clients. The Company's access control personnel are used at office and government buildings, airports, hospitals, distribution centers, sports arenas, museums and other facilities.

         Depending on the needs of the client, security officers are on premises, often around-the-clock, to provide facility security, access control, personnel security checks and traffic and parking control and to guard against fire, theft, sabotage and safety hazards. The Company's security officers are trained to respond appropriately to emergency situations and report fires, intrusions, natural disasters, work accidents and medical crises to appropriate authorities. Fewer than one percent of the Company's security personnel are armed.

         The Company provides fixed route, dedicated shuttle bus services in 19 locations within the United States and two locations in the United Kingdom through its fleet of approximately 295 shuttle bus vehicles. The vehicles generally seat between 15 and 50 passengers. Under its shuttle bus contracts, the Company provides the shuttle bus and the driver. During fiscal 1998, AHL vehicles traveled more than 7,000,000 miles and operated for more than 700,000 hours. AHL currently provides (1) campus shuttle services at The Georgia Institute of Technology, Emory University, S.W. Texas State University and The American School in London, (2) corporate shuttle services between various facilities of The Coca-Cola Company, Georgia Power and Federal Express, (3) public parking shuttle services for Port of New York, the Memphis/Shelby County Airport Authority and the Nashville Airport Authority, (4) employee transportation services from employee parking lots for Port of New York, Federal Express and Delta Air Lines and (5) airside crew and passenger transport at Heathrow Airport.

OPERATIONAL SUPPORT STAFFING SERVICES

         The Company provides staffing for operational support services, which includes providing staffing for assembly, warehousing, shipping, electrical and mechanical functions. The Company began providing operational support staffing services with the acquisition of Lloyd and further expanded its operations in this area through the acquisitions of Midwest Staffing and SES in the United States, TUJA, EMD and Verfurth in Germany and Right Associates in the United Kingdom. The Company's operational support staffing services are provided through 16 branch offices located in the Chicago and Baltimore metropolitan areas, through 38 offices located throughout the Hamburg, Munich and Frankfurt metropolitan areas and through three branch offices located south of London.

MARKETING EXECUTION AND FULFILLMENT SERVICES

         The Company began providing marketing execution and fulfillment services with the acquisition of RightSide Up in October 1997 and further expanded its operations in this area through the acquisition of Gage in July 1998. The Company provides marketing execution and fulfillment services primarily for clients in the automotive, consumer, travel and entertainment industries, including The Coca-Cola Company, Disney, Ford, Fox,

General Motors, Kraft, Mattel, ONSALE, Proctor & Gamble, Publishers Clearing House and Reader's Digest. The Company provides a comprehensive array of marketing support services, enabling it to execute and administer complex, multifaceted marketing programs for its clients. These programs include consumer and trade fulfillment, trade support services, e-commerce fulfillment and customer support services.

         Consumer and Trade Fulfillment Programs. The Company's execution and administration of consumer promotion programs and direct response fulfillment services typically involves (1) receiving consumer orders (via mail, telephone or the Internet), (2) processing the order to check for compliance and validate materials submitted, (3) fulfilling the order by developing or selecting from inventory the refund, coupon, premium, sample or merchandise and packing, labeling and shipping it to the consumer, (4) reporting program results to the client, either by mail or electronically, (5) providing customer service regarding the product, promotion or order status, and (6) providing related data entry services, including information from warranty cards, credit cards and promotion media.

         Similarly, corporations use the Company's fulfillment services to distribute point-of-purchase displays, new product introduction literature, posters, banners, demonstration kits, signs, samples and other sales and marketing materials to distributors, retailers and other trade channels. In providing these services, the Company (1) receives, stores, controls and manages inventory owned by the client, (2) prints and personalizes trade materials, (3) manages and coordinates shipment of materials, (4) provides database management and information processing services and (5) operates call centers to process requests for information. In providing trade materials and trade promotion fulfillment, the Company provides many of the same services it provides to clients utilizing its consumer promotion or direct response fulfillment services, including order receipt, processing, fulfillment, reporting and customer services.

         Trade Support Services. The Company executes trade support services for its clients that have extensive distribution or franchise networks. Services include (1) the collection and sorting of memoranda and informational mailings, training and support materials, and other communications, (2) packaging and shipping the information, and (3) in-bound teleservices support to answer questions and solve problems for the client's trade channels.

         E-Commerce Fulfillment. The Company executes fulfillment services for clients who sell products over the Internet's World Wide Web. The services include (1) receipt and tracking of client inventory, (2) storage of inventory in secured areas, (3) receipt of customer orders via the Internet, (4) fulfillment of orders by selecting from inventory the merchandise ordered and packing, labeling and shipping the merchandise to the consumer within 24 hours, and (5) production of reports, files, and transaction records transmitted to the client via the Internet. Products fulfilled by the Company include personal computers, consumer electronics, housewares, sports and fitness equipment, vacation packages and specialty foods.

         Customer Support Services. The Company receives orders from consumers and also provides inbound customer service focusing on business-to-consumer applications, with increasing activity in business-to-business applications. The Company receives and processes orders from consumers and handles inquiries relating to billing, product information, product uses, product problems or concerns, and client services. The Company has particular expertise in utilities, housewares, electronics, publishing and packaged goods.

ACQUISITIONS

         The Company's management has extensive experience in identifying acquisition candidates, completing acquisitions and integrating acquired companies into the Company's operating infrastructure. Since the completion of its initial public offering in March 1997, the Company has completed twelve acquisitions. Each acquired company had operating margins in excess of the Company's operating margin at the time of acquisition and was immediately accretive to earnings. Together these acquisitions have significantly increased the Company's presence in Europe, added new lines of business to the Company's operations and increased density in the Company's existing lines of business.

         The table below provides certain information with respect to the acquisitions that the Company has completed since its initial public offering in March 1997:


                                              REVENUES FOR THE
                                               CALENDAR YEAR
  DATE                   COMPANY            PRIOR TO ACQUISITION        HEADQUARTERS            SERVICES PROVIDED
--------              -------------         --------------------        ------------            -----------------
                                               (IN MILLIONS)
Dec 1998       UNICCO.....................          $50.0(1)            Boston, MA              Facility Support Services
Dec 1998       Verfurth...................           20.0               Munster, Germany        Operational Support
Aug 1998       Right Associates...........           17.0               Portsmouth, England     Operational Support
July 1998      EMD........................           50.0               Frankfurt, Germany      Operational Support
July 1998      Gage Marketing Support
                  Services                           80.0               Minneapolis, MN         Marketing Execution/Fulfillment
Apr 1998       TUJA.......................           16.0               Munich, Germany         Operational Support
Feb 1998       SES Staffing Solutions.....           16.0               Baltimore, MD           Operational Support
Dec 1997       Midwest Staffing...........            8.0               Chicago, IL             Operational Support
Oct 1997       RightSide Up(2)............            6.4               Los Angeles, CA         Marketing Execution/Fulfillment
Sept 1997      Lloyd Creative Staffing....           14.0               Chicago, IL             Operational Support
May 1997       USA Security...............            8.6               Hackensack, NJ          Facility Support Services
May 1997       Executive Aircraft
                  Services                            2.4               London, England         Aviation Services

------------
(1) The UNICCO acquisition was completed on December 28, 1998, subsequent to the year end of AHL's United States operations. As such, the acquisition has been excluded from all fiscal 1998 financial statement information.
(2)      For the twelve months ended August 31, 1997.

CONTRACT TERMS

         Substantially all the Company's services are provided under long-term contracts, typically having terms of one to five years, which have provided the Company with a significant source of predictable recurring revenues. Although the terms of the Company's contracts vary significantly, the Company's aviation services, facility support services and operational support services businesses generally agree to provide a stated service level and clients generally agree to pay the Company an hourly rate for services provided. Certain of the Company's clients, especially in the cargo services area, are billed a fixed dollar amount per month for services performed. Under some contracts, the Company is entitled to rate increases when there are increases in the Federal minimum wage, notwithstanding that most of the Company's employees are paid at rates in excess of the Federal minimum wage. In the marketing execution and fulfillment services business, the Company generally enters into three year contracts with its clients, pursuant to which it agrees to provide services for a fixed number of programs per year. The scope and magnitude of the programs are determined by the client.

         Most contracts have multi-year terms and they are generally terminable by either party upon 30 to 90 days written notice. The Company's contracts have rarely been terminated. Most of the contracts entered into by the Company have been renewed or extended upon the expiration of their original terms. The Company has experienced an average annual retention rate of approximately 93% of its contracts over the last three fiscal years (excluding two operations the Company terminated in 1996).

SALES AND MARKETING

         AHL targets large corporations and institutions that have significant contract staffing and outsourcing needs, marketing its services to potential clients through senior management, regional and district managers and a local sales force. As part of its operating philosophy, the Company emphasizes building and maintaining relationships with personnel at various levels of its clients' organizations, including relationships with both senior executives and local operating personnel.

         The Company is currently implementing a national sales and marketing strategy, under which the Company focuses on cross-selling its services to its primarily Fortune 1000 clients. Furthermore, the Company has designated certain senior managers as responsible for specific national account relationships and is in the process of adding national account sales representatives.

         The Company's facility support services businesses have a local sales force in the United States of 39 representatives located in AHL's regional and district offices and four sales representatives in Europe. The Company's operational support staffing services business has 14 sales representatives in the United States and Europe. The Company's marketing execution and fulfillment services business has 18 sales representatives in the United States and is planning to add a national account sales structure during 1999. Many of AHL's managers also have sales responsibilities and a portion of their incentive compensation is dependent on meeting sales goals. The sales and marketing function for the Company's aviation services business is handled primarily by corporate management.

WORKFORCE MANAGEMENT

         The Company's core competency includes recruiting, hiring, training, motivating and managing the large numbers of personnel required to provide many of the support services needed by its clients. The Company's district managers and their human resources staff have ongoing responsibility for hiring, recruiting and training the Company's local workforce.

         Recruiting. The Company has developed innovative recruiting methods that have been particularly effective in reaching targeted pools of prospective employees, in addition to utilizing traditional recruiting methods such as job fairs, trade journals, local advertising, and interviewing at vocational schools. After analyzing the demographics of each market, the Company seeks to establish relationships with community groups and leaders. For example, in a number of markets, the Company has found that senior citizens are an excellent source of potential employees for its pre-departure screening services and recruiters frequently visit senior citizen centers. The Company leverages these community relationships to provide a feeder into the Company's employment pool and believes that current Company employees serve as effective recruiters for the Company. The Company believes these methods are more effective than more traditional recruiting methods.

         Hiring. Within the United States, every employee hired by the Company must complete a written application and provide proof of citizenship or resident alien status. Further, most employees are subject to a 10-year employment and criminal background check, which is conducted internally by the Company. Unlike many of its competitors, the Company requires mandatory pre-employment drug testing for all aviation and commercial security services employees.

         In Europe, the Company screens potential applicants through a telephone interview, and each potential employee must complete a written application and undergo an interview that includes vision, hearing and psychological testing. An initial one-year background check is required for every new employee. Each European employee is hired subject to a three-month probationary period and continuity of employment is subject to a 20-year background check. Where legally permitted, employees in certain European countries are also subject to random drug testing.

         Training. The Company provides in-house classroom and on-the-job training programs for its hourly personnel through videos, guest lecturers and full-time trainers who are employed at the Company's major district locations. The Company is ISO 9002-certified in its commercial security operation in the United Kingdom and certain of its marketing execution and fulfillment services operations in the United States. The Company is in the process of establishing performance measures to improve job focus and accountability, create a quality audit process and implement "best practices and procedures" in the Company's field operations. The Company is the only organization approved by the United Kingdom Department of Transport (the "U.K. DOT") to provide aviation security training to personnel of the U.K. DOT, the agency that regulates aviation security matters in the United Kingdom.

         Retention. The Company believes that employee retention is critical to lowering operating costs and providing high quality service to its clients. Accordingly, the Company places significant emphasis on programs to motivate its employees and reduce employee turnover. Since inception, the Company has been able to provide quality service and expand its business despite the high employee turnover that is inherent in low wage, task-repetitive positions. The Company's "110% Club" recognizes employees for superior attendance, attitude, appearance and performance. Members receive quarterly bonuses and other rewards, and are recognized throughout the Company. The Company has also enhanced employee benefits through its employee stock purchase plan, which is available to all employees with three months of active service. The Company believes its historical retention rates are significantly higher than industry averages.

         Field Management. The Company has developed a management structure under which significant workforce decisions are made at the local level, thereby requiring field managers to assume responsibility for recruiting, hiring and retention. The Company's bonus system for regional and district managers is based upon achievement of specific performance objectives, including revenue, profitability, new business and client retention. Regional and district managers can earn bonuses of up to 35% of their base compensation by achieving all their objectives established annually by the Company. The Company has a stock option plan for key corporate and field management.

         Employees. As of December 31, 1998, the Company had 27,132 employees. Approximately 1,925 of the Company's employees are covered by collective bargaining agreements. Each of these agreements was assumed by the Company in connection with an acquisition or an outsourcing contract previously held by another vendor. Over the last three years, unions initiated five efforts to organize certain Company employees, each of which failed to receive sufficient support to require a vote. The Company considers its relations with its employees to be good.

MANAGEMENT INFORMATION SYSTEMS

         The Company's management information systems contribute significantly to its daily operations, financial performance and customer service. The Company has invested, and will continue to invest, resources in the development of systems to grow and support the business needs of its clients.

         In aviation services, the Company has developed and is implementing an application to help manage its large workforce effectively through integrated employee tracking, scheduling, time recording and reporting. In facility support services, the Company has implemented at certain locations an automated, integrated scheduling and time capture application which confirms an employee is serving the customer as required. The Company will continue to integrate these systems into the contract management, billing and payroll processes during 1999. In operational support staffing services, the Company acquired several integrated scheduling and accounting systems through its acquisitions. In marketing execution and fulfillment services, the Company uses technology extensively. The state-of-the-art marketing and sales support applications and related infrastructure provide the business with order entry and inventory control automation, organized distribution facilities, efficient out-bound logistics, and valuable management database and reporting systems. Across all its business lines, the Company has utilized technology to simplify, automate and integrate the administrative and management reporting processes that serve its business units.

COMPETITION

         The contract staffing and outsourcing industry is extremely competitive and highly fragmented, with limited barriers to entry. Companies within the contract staffing and outsourcing industry compete on the basis of the quality of service provided, their ability to provide national and international services, the range of services offered, and price. The Company believes its competitive advantages include its reputation for providing high quality service and its ability to serve large clients in the United States and Europe. Most of the Company's competitors offer a more limited range of services and focus on a few specific industries.

         The Company competes in international, national, regional and local markets with outsourcing companies, specialized contract service providers and in-house organizations that provide services to potential clients and third parties. AHL's principal national competitors include:

         - Aviation services -- ICTS International N.V., Globe Aviation Securities Corporation and International Total Services, Inc.;

         - Facility support services -- Borg-Warner Security Corporation, Guardsmark, Inc. and The Wackenhut Corporation;

         - Operational support staffing services -- Manpower, Inc., Kelly Services, Inc. and Olsten Corporation; and

         - Marketing execution and fulfillment services -- Young America Corporation, StarTek, Inc. and LCS Industries.

         The Company also competes with numerous local and regional companies as well as divisions of several major staffing companies. Certain of the Company's competitors and potential competitors have significantly greater financial resources and larger operations than the Company.

GOVERNMENT REGULATION

         Current Regulations Relating to Aviation Security. The Company's business, particularly its aviation services line of business, is significantly affected by government regulation. The aviation security services provided by the Company are subject to extensive regulation by the Federal Aviation Administration (the "FAA") in the United States and comparable regulatory authorities in Europe. Aviation security in the United States is subject to regulations and directives issued by the FAA and to legislation enacted by the United States Congress. Under current regulations, responsibility for aviation security is shared between the FAA and various other federal, state and local agencies and industry participants (which include air carriers and airport authorities as well as independent contractors that perform services for or on behalf of these industry participants). The FAA conducts threat and vulnerability assessments and, through its regulatory authority, directs the aviation industry to implement measures that address existing and anticipated threat situations. The FAA also tests security measures at airports to assess vulnerabilities in current airport security systems. Any change in the FAA's directives relating to aviation security could affect the Company's operations in the aviation services business.

         Under FAA regulations, which the FAA has proposed to revise through rulemaking proceedings, each air carrier and airport authority must adopt and carry out an FAA-approved security program that provides for the safety of persons and property traveling in air transportation against acts of criminal violence and aircraft piracy. Air carriers are responsible for providing security measures for all people and items connected with their aircraft, including passengers, baggage, and maintenance and flight crews. Airport authorities are responsible for maintaining a secure environment on airport grounds and for providing law enforcement support and training.

         Each security program adopted by an airline must include: (1) the screening of passengers and their carry-on baggage, and other persons having access to controlled areas, to prevent the carriage aboard aircraft of weapons or explosive devices, (2) controlling access to aircraft, checked baggage and cargo, (3) appropriate controls on shipping of cargo and (4) security inspection of any aircraft left unattended.

         Airlines may utilize either their own employees or third-party contractors to carry out their security programs. Screeners operating X-ray systems must receive initial and recurrent training in the detection of weapons and other dangerous articles. Certain of these requirements are currently the subject of an FAA rulemaking proceeding, which has been delayed until more data becomes available, and may be modified upon adoption of final rules.

         From time to time, the FAA issues directives requiring the implementation of specific actions by air carriers and airport authorities. For example, following the destruction of TWA flight 800 in July 1996, the FAA began to require additional passenger profiling for specified types of flights, matching of passengers and checked baggage, additional searching of aircraft cabins and cargo areas, additional physical searches of carry-on items and other enhanced security measures. The Company's business can be negatively or positively affected by any such directives.

         Generally, European standards for aviation security are more stringent than those currently in effect in the United States. Passengers are subject to more comprehensive "profiling" and review of documents; parked aircraft must be guarded, searched and cleaned in accordance with applicable regulations; passenger baggage is subject to match procedures as well as random X-ray and hand searches; commercial cargo is guarded and subject to random X-ray searches; and airline employees and other crews are subject to additional security measures. The FAA requires that U.S. airlines utilize similar passenger profiling programs in their European operations.

         The Company is subject to random periodic testing by the FAA with regard to adherence to regulations relating to pre-departure screening and passenger profiling, hiring practices (including background checks, drug testing, training and individual employee file maintenance) and baggage handling. In the United Kingdom, the U.K. DOT also conducts testing relating to passenger and baggage handling, aircraft security, document verification and employee background checks. Any failure to meet these performance standards or to pass these tests may result in the loss of a contract or the Company's license to perform services, either of which is likely to have a material adverse effect on the Company's reputation, business, results of operations and financial condition.

         Recent Developments Relating to Aviation Security. Several initiatives by United States governmental authorities and industry participants have resulted in recommended changes in regulatory requirements relating to aviation security. These initiatives have been undertaken by the United States Congress, through provisions of the Federal Aviation Reauthorization Act of 1996 (the "1996 Act"); the White House Commission on Aviation Safety and Security (the "Gore Commission"), which published its final report in February 1997; and the Aviation Security Advisory Committee ("ASAC"), a committee of government, industry, and consumer advocacy representatives that issued its recommendations in December 1996. Each of these groups has considered issues that have ranged from the fundamental structure of, and sharing of responsibilities relating to, aviation security to specific near-term measures that could be implemented to improve aviation security.

         The Gore Commission, included the heads of various federal agencies and was charged with making recommendations as to how the partnership between the U.S. government and industry participants can achieve improved aviation security. The Gore Commission issued its final report in February 1997 and included among its recommendations:

                  (1) development of uniform performance standards for the selection, training and certification of pre-departure screening companies;

                  (2) implementation of procedures for matching of passengers and checked baggage on a nationwide basis no later than December 31, 1997;

                  (3) the continued development and implementation of an automated passenger profiling system; and

                  (4) utilization of U.S. Customs Service personnel and computer systems to complement the efforts of the FAA and other federal agencies.

         On February 12, 1998, Transportation Secretary Rodney Slater presented Vice President Gore with a one year status report on the progress of the implementation of the recommendations of the Gore Commission. With regard to development of uniform standards for the selection, training, and certification of pre-departure screening companies, the FAA issued an Advance Notice of Proposed Rulemaking ("ANPRM") on March 17, 1997 to solicit comments on certification of screening companies. The FAA announced the withdrawal of this ANPRM in the May 13, 1998 Federal Register. The FAA noted that uniform screener performance standards will be a key component of the rule regarding certification of screener companies and that an automated screener testing system is currently in the development and testing process. The FAA decided to withdraw the ANPRM before proceeding with any rulemaking until the automated system has been adequately field tested and evaluated. This automated system, called Threat Image Projection ("TIP"), is installed onto existing X-ray machines and is used to project artificial threat images onto X-ray screens. Screeners' ability to detect these images is then used to evaluate individual performance and identify areas for additional training. The TIP system is a component of the Screener Proficiency Evaluation and Reporting System, a system that the FAA has been working with airlines to deploy, which aims to improve the training and monitoring of skills of screeners through computer-based training aids. Regarding implementation of bag match and automated profiling systems, the FAA has developed an automated passenger profiling system referred to as Computer Assisted Passenger Screening ("CAPS"). By September 1998, five major airlines and many regional carriers had voluntarily implemented the CAPS system. Both CAPS and manual passenger screening systems are being used in the passenger bag match system, to select passengers' luggage which will either be examined by explosives detection systems or will not be allowed to be transported unless a passenger is on the flight. As the airlines voluntarily implement the CAPS program, the FAA is expected to initiate rulemaking proceedings to require the use of the automated screening program. The FAA expects to issue a notice of proposed rulemaking in the near future, dealing with the requirements for the use of CAPS in conjunction with bag matching and screening by explosive detection systems. Lastly, the U.S. Customs Service is deploying personnel to assist aviation security efforts and is working to evaluate, select and deploy high technology cargo and baggage screening equipment.

         FAA regulations require pre-departure screeners and their supervisors to undergo a 10-year criminal and employment background check and a five-year employment verification, and a fingerprint based criminal record background check if warranted, with the employer required to maintain records of these investigations throughout the term of employment. Airport operations and air carriers are required to audit employment history investigations.
The Company believes that it complies with these standards.

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

         The Company cannot accurately predict the outcome of these or any future aviation security initiatives. However, any such initiatives could have a positive or an adverse effect on the Company.

         Other Applicable Regulations. In many European airports in which the Company operates, a license is required from the airport authority in order to perform services at the airport. Some airport authorities limit the number of licenses they issue. The Company is also required to maintain various licenses and permits from state and local government authorities in order to provide commercial security, shuttle bus and certain other services.

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

         The Company maintains insurance against these risks with policy limits it considers sufficient, subject to self insurance of $250,000 per incident and an aggregate stop-loss. In addition, the Company maintains aviation liability insurance of $500 million per incident. The Company establishes reserves in its financial statements for the estimated costs of pending claims as well as the estimated costs of incurred but not yet reported claims. The reserve for these unreported claims is based on prior experience. The Company's reserves are periodically revised, as necessary, based on developments related to pending claims. The Company's reserve for workers' compensation and automobile claims was $4.9 million as of December 31, 1998.

         The Company's risk management specialist, with the assistance of the Company's regional managers, is responsible for claims management and the establishment of appropriate reserves for the portion of claims not covered by insurance. The Company has a risk allocation program which provides local managers with financial incentives to improve safety performance by decreasing the number of workplace accidents. The Company has quarterly safety committee meetings with its local managers and field employees, conducts defensive driving training sessions for its transportation employees, conducts routine safety inspections of local work sites and instructs personnel in proper lifting techniques in an effort to reduce the number of preventable accidents.


ITEM 2.   PROPERTIES

         The Company maintains 169 offices in various metropolitan areas in the United States and Europe. The Company's executive headquarters (9,700 square feet) and corporate operations (15,200 square feet) are located in Atlanta, Georgia in leased facilities. The initial term of the executive headquarters lease expires in November 2001. In addition, the Company's regional offices each consist of between 150 and 6,350 square feet. The Company believes its facilities are adequate to meet its needs for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS

         From time to time, the Company is involved in routine legal proceedings incidental to the conduct of its business. In the opinion of management, the litigation, individually or in the aggregate, to which the Company is currently a party, is not likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers and key employees are as follows:


EXECUTIVE OFFICERS:                                   AGE                             POSITION
------------------                                    ---                             --------
Frank A. Argenbright, Jr.........................     51      Chairman and Co-Chief Executive Officer
Edwin R. Mellett.................................     60      Vice Chairman and Co-Chief Executive Officer
Thomas J. Marano.................................     48      President and Chief Operating Officer - U.S.
Ernest Patterson.................................     51      Chief Executive - Europe
David L. Gamsey..................................     41      Chief Financial Officer

KEY EMPLOYEES:
-------------
Henry F. Anthony.................................     47      Vice President of Human Resources - U.S.
Nicholas G. Bailey...............................     48      Finance Director - Europe
L. Celeste Bottorff..............................     45      Vice President of Marketing and Strategic Planning -
                                                              U.S.
Nigel D.J. Cotton................................     46      Human Resources Director - Europe
Daniel E. DiGiusto...............................     47      Senior Vice President of Field Operations - U.S.
Barry J. Jenkins.................................     36      Vice President of Finance - U.S.
Lawrence G. Parrotte.............................     39      Senior Vice President of Field Operations - U.S.
John Rollo.......................................     54      Managing Director--Germany
Mark T. Ryall....................................     39      Vice President and Chief Information Officer - U.S.

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

         Mr. Marano has been President and Chief Operating Officer - U.S. since July 1995. From 1990 to June 1995, Mr. Marano was Vice President and a Global Customer Director for The Coca-Cola Company, and from 1986 to 1990, he was Vice President of U.S. Sales, Fountain Division, of The Coca-Cola Company. From 1985 to 1986, Mr. Marano was Vice President of U.S. Sales of Apple Computer.

         Mr. Patterson has been Chief Executive - Europe since June 1997. From 1996 to 1997, Mr. Patterson was the Group Chief Executive Officer for National Express Group PLC. From 1990 to 1996, he was the Chief Executive Officer, Worldwide Distribution Services for B.E.T. PLC, and from 1985 to 1990, he was the Managing Director of a foreign subsidiary of B.E.T. PLC.

         Mr. Gamsey has been Chief Financial Officer of the Company since September 1995. From 1988 to September 1995, Mr. Gamsey was a Managing Director of Investment Banking of PricewaterhouseCoopers LLP (formerly Price Waterhouse
LLP). From 1987 to 1988, Mr. Gamsey was Chief Financial Officer of Visiontech, Inc., and from 1979 to 1987, Mr. Gamsey was a Senior Audit Manager for Arthur Andersen LLP. Mr. Gamsey is a Certified Public Accountant.

         Mr. Anthony has been Vice President of Human Resources - U.S. since January 1996. From 1993 to 1996, Mr. Anthony was Vice President of Human Resources of National Linen Service. From 1989 to 1993, Mr. Anthony was Vice President of Human Resources for BET Plant Services, Inc.

         Mr. Bailey has been Finance Director - Europe since May 1995. From January 1994 to April 1995, he worked in Kazakhstan establishing the financial operations for Tengizchevroil, a joint venture between the Government of Kazakhstan and Chevron Petroleum. From 1992 to 1993, Mr. Bailey was an independent consultant to the airline industry. Prior thereto, Mr. Bailey held a number of positions in the airline industry. Mr. Bailey is a Chartered Accountant.

         Ms. Bottorff has been Vice President of Marketing and Strategic Planning - U.S. since September 1996. From 1994 to 1996, Ms. Bottorff was Marketing Director of The Atlanta Journal-Constitution. From 1990 to 1994, Ms. Bottorff was Director of Strategic Planning of Holiday Inn Worldwide. From 1987 to 1990, she was Manager of Field Planning for The Coca-Cola Company and, from 1983 to 1987, she was an Engagement Manager for McKinsey Co., Inc.

         Mr. Cotton has been Human Resources Director - Europe since August 1993. From 1989 to 1993, he was Head of Human Resources - United Kingdom for Ericsson plc and, during 1988, he was a Personnel Manager with British Airways. Prior thereto, he was employed by British Caledonian Airways.

         Mr. DiGiusto has been Senior Vice President of Field Operations - U.S. since 1989. From 1974 to 1989, Mr. DiGiusto was employed by Burns International Security, most recently as its Northeast Division Vice President.

         Mr. Jenkins has been Vice President of Finance - U.S. since May 1997. From 1984 to May 1997, he was a Senior Audit Manager with PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP).

         Mr. Parrotte has been Senior Vice President of Field Operations - U.S. since 1997. From 1992 to 1997, he was Regional Vice President of the Company's Washington, D.C. area operations. Prior thereto, he was a regional manager with Burns Industrial Security.

         Mr. Rollo has been Managing Director - Germany since December 1998. From 1996 to November 1998, he was general manager of Blockbuster - Germany. From 1980 to 1996, he held various positions with Grand Metropolitan, PLC's Burger King division in Europe.

         Mr. Ryall has been Vice President and Chief Information Officer - U.S. since April 1997. From 1990 to 1997, he was Group Manager of Ryder Systems, Inc. From 1983 to 1990, he was a manager for Andersen Consulting.

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


                                                                             HIGH          LOW
                                                                            ------       -------
1997:
    First Quarter (from March 27, 1997).........................            $10.750      $10.000
    Second Quarter..............................................             15.500        9.500
    Third Quarter...............................................             19.500       15.125
    Fourth Quarter..............................................             24.625       15.250
1998:
    First Quarter ..............................................             32.625      $21.000
    Second Quarter..............................................             39.375       29.969
    Third Quarter...............................................             42.125       27.438
    Fourth Quarter..............................................             33.750       21.750

         On March 26, 1999, the last sale price of the common stock as reported on the Nasdaq National Market was $18.50 per share and there were 24 holders of record of the common stock.

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

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data of the Company are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Combined Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected financial data presented below as of and for each of the fiscal years in the five year period ended December 31, 1998 have been derived from the Company's financial statements which have been audited by Arthur Andersen LLP, independent accountants.


                                                                FISCAL YEAR ENDED DECEMBER 31,(1)
                                       ---------------------------------------------------------------------------------
                                         1994              1995              1996               1997              1998
                                       ---------         ---------         ---------         ---------         ---------
STATEMENT OF OPERATIONS DATA:
Revenues .........................     $ 123,234         $ 168,601         $ 210,153         $ 276,013         $ 476,357
Operating expenses:
     Cost of services ............        91,873           124,491           155,926           204,512           340,341
     Field operating .............        20,931            30,328            37,492            45,956            91,061
     Corporate general and
          administrative .........         8,797            10,938            11,692            14,840            19,590
                                       ---------         ---------         ---------         ---------         ---------
       Operating income ..........         1,633             2,844             5,043            10,705            25,365

Interest expense .................           904             1,309             1,726             1,159             3,837
Other income, net ................           (26)             (820)             (301)             (723)             (304)
                                       ---------         ---------         ---------         ---------         ---------
       Income before income taxes
          and extraordinary charges          755             2,355             3,618            10,269            21,832
Income tax provision(2) ..........           627               917             1,447             3,850             8,709
                                       ---------         ---------         ---------         ---------         ---------
       Income before extraordinary
          charges ................           128             1,438             2,171             6,419            13,123
Extraordinary charges, net of
     taxes(3) ....................            --                --                --              (385)               --
                                       ---------         ---------         ---------         ---------         ---------
       Net income ................     $     128         $   1,438         $   2,171         $   6,034         $  13,123
                                       =========         =========         =========         =========         =========
Net income per share - diluted ...     $    0.01         $    0.17(4)      $    0.26(4)      $    0.55(5)      $    0.91
                                       =========         =========         =========         =========         =========
Weighted average common and
     common equivalent shares -
     diluted .....................         8,353(4)          8,353(4)          8,433(4)         10,960            14,419
                                       =========         =========         =========         =========         =========


                                                          DECEMBER 31,
                                   -----------------------------------------------------------
                                     1994          1995       1996         1997         1998
                                   --------      -------     ------      --------     --------
BALANCE SHEET DATA:
Working capital ..............     $   (763)     $13,216     $17,353     $ 42,823     $ 60,583
Total assets .................       29,094       40,687      51,953      109,794      365,833
Long-term debt, net of current
     portion(6) ..............        1,437       14,609      19,706        3,495      169,338
Shareholders' equity .........        2,252        3,577       5,409       74,531      105,688

-----------
(1) The Company's U.S. operations fiscal year ends on the last Friday in December. Each of the fiscal years presented consists of 52 weeks.
(2) The income tax provision for 1994 was negatively impacted by the significance of non-deductible expenses relative to income before income taxes.
(3) In the second quarter of 1997, the Company recorded extraordinary charges resulting from the early extinguishment of debt associated with its initial public offering.

(4) Pro forma to give effect to the reorganization completed in February 1997. The reorganization included the contribution by Mr. Frank A. Argenbright to AHL of all of the outstanding shares of common stock of Argenbright Holdings Limited, a holding company for AHL's U.S. operations, and The ADI Group Limited, a holding company for AHL's European operations.
(5) Excluding the extraordinary charges, net income would have been $0.59 per share.
(6) Includes a note payable to shareholder in the amount of $650,000 and $528,000 at December 31, 1995 and 1996, respectively.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         AHL Services, Inc. ("AHL" or the "Company") is a leading provider of contract staffing and outsourcing solutions, through which it professionally manages a large workforce that performs tasks that its clients frequently regard as outside their core businesses. Through its 103 offices in North America and 66 offices in Europe, AHL services the multinational needs of its primarily Fortune 1000 client base. The Company's services are generally performed under long-term contracts, which have provided the Company with a significant source of predictable recurring revenues. As of December 31, 1998, the Company had approximately 1,200 contracts to provide services. Revenues have grown from $123.2 million in 1994 to $476.4 million in 1998, representing a compound annual growth rate of 40%. The compound annual growth rate for the Company's internal growth during the same period was 27%.

         Since its initial public offering in March 1997, the Company has experienced significant growth. The Company has focused on internal growth and made acquisitions of companies that have operating margins in excess of the Company's operating margin at the time of acquisition and that were immediately accretive to earnings. These acquisitions have substantially changed the Company's product mix, reducing its dependence on the aviation industry and adding new lines of business. The Company intends to continue to seek accretive acquisitions in an effort to further develop its service offerings within its current lines of business, to add density within these lines of business, and to expand its geographic coverage. Specifically, the Company intends to further expand its operational support staffing and marketing execution and fulfillment businesses, which represent a natural extension of the Company's existing core lines of business and an opportunity to achieve higher operating margins.

         Since its initial public offering, the Company has completed twelve acquisitions, which are described in Item 1 under the heading "Business -- Acquisitions." These acquisitions were financed with borrowings under the Company's five year bank revolving credit facility (the "Credit Facility") and proceeds from the Company's public offerings in March 1997 and October 1997.

RESULTS OF OPERATIONS

         The following table sets forth Statement of Operations data as a percentage of revenues for the periods indicated:


                                              YEAR ENDED DECEMBER 31,(1)
                                            ------------------------------
                                             1996        1997        1998
                                            ------      -----       ------
Revenues ..............................     100.0%      100.0%      100.0%
Operating expenses:
   Cost of services ...................      74.2        74.1        71.5
   Field operating ....................      17.8        16.6        19.1
   Corporate general and administrative       5.6         5.4         4.1
                                            -----       -----       -----
       Operating income ...............       2.4         3.9         5.3
Interest expense ......................       0.8         0.4         0.8
Other income, net .....................      (0.1)       (0.2)       (0.1)
                                            -----       -----       -----
       Income before income taxes and
            extraordinary charges .....       1.7         3.7         4.6
Income tax provision ..................       0.7         1.4         1.8
                                            -----       -----       -----
   Income before extraordinary charges        1.0         2.3         2.8
Extraordinary charges, net of taxes ...        --        (0.1)         --
                                            -----       -----       -----
       Net income .....................       1.0%        2.2%        2.8%
                                            =====       =====       =====

(1) The Company's U.S. operations fiscal year ends on the last Friday in December. Each of the fiscal years presented consists of 52 weeks.

FISCAL 1998 COMPARED TO FISCAL 1997

         Revenues. Revenues increased $200.4 million, or 73%, to $476.4 million in fiscal 1998 from $276.0 million in fiscal 1997. Of this increase, approximately $156.7 million was attributable to the acquisitions completed within one year. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

         Cost of Services. Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $135.8 million, or 66%, to $340.3 million in fiscal 1998 from $204.5 million in fiscal 1997. As a percentage of revenues, cost of services decreased to 71.5% in fiscal 1998 from 74.1% in fiscal 1997. This decrease was primarily due to the effect of the growth in revenues of the Company's higher margin marketing execution and fulfillment and operational support services businesses.

         Field Operating Expenses. Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, depreciation and maintenance, local sales and marketing activities and acquisition related goodwill. Field operating expenses increased $45.1 million, or 98%, to $91.1 million in fiscal 1998 from $46.0 million in fiscal 1997. As a percentage of revenues, field operating expenses increased to 19.1% in fiscal 1998 from 16.6% in fiscal 1997. This percentage increase was primarily attributable to the facility expenses of Gage, the marketing execution and fulfillment services business acquired in July 1998, and the amortization of acquisition related goodwill in 1998.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses include the cost of services the Company provides to support and manage its field activities. These expenses, which include corporate management, accounting and payroll, general administration, human resources management, professional fees, headquarters occupancy, marketing and management information services, increased $4.8 million, or 32%, to

$19.6 million in fiscal 1998 from $14.8 million in fiscal 1997. As a percentage of revenues, these expenses decreased to 4.1% in fiscal 1998 from 5.4% in fiscal 1997. This percentage decrease was primarily due to the better leveraging of corporate personnel.

         Operating Income. Operating income increased $14.7 million, or 137%, to $25.4 million in fiscal 1998 from $10.7 million in fiscal 1997. As a percentage of revenues, operating income improved to 5.3% in fiscal 1998 from 3.9% in fiscal 1997.

         Interest Expense. Interest expense, net, increased $2.6 million, or 231%, to $3.8 million in fiscal 1998 from $1.2 million in fiscal 1997. Interest expense increased in 1998 due to the use of the Company's Credit Facility to fund acquisitions made in 1998, the most significant being the Gage and EMD acquisitions in July 1998.

         Income Tax Provision. Income tax provision increased $4.8 million, or 126%, to $8.7 million in fiscal 1998 from $3.9 million in fiscal 1997. The Company provided income taxes at a rate of 39.9% in fiscal 1998 and 37.5% in fiscal 1997. The increase in 1998 is due to the EMD and TUJA acquisitions in Germany, which has a higher corporate income tax rate.

         Income Before Extraordinary Charges. The Company expensed extraordinary charges associated with its initial public offering during the second quarter of 1997 of $642,000, before income tax benefit of $257,000. The extraordinary charges consisted of the write-off of unamortized loan origination costs and debt discount.

         Net Income. Net income increased $7.1 million, or 118%, to $13.1 million, or 2.8% of revenues, in fiscal 1998 from net income of $6.0 million, or 2.2% of revenues, in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

         Revenues. Revenues increased $65.8 million, or 31%, to $276.0 million in fiscal 1997 from $210.2 million in fiscal 1996. Of this increase, approximately $21.5 million was attributable to acquisitions completed within one year. The remaining increase was a result of entering into contracts to provide services to new clients and as a result of providing additional services and expanding into new markets with existing clients.

         Cost of Services. Cost of services increased $48.6 million, or 31%, to $204.5 million in fiscal 1997 from $155.9 million in fiscal 1996. As a percentage of revenues, cost of services improved slightly at 74.1% in fiscal 1997 from 74.2% in fiscal 1996.

         Field Operating Expenses. Field operating expenses increased $8.5 million, or 23%, to $46.0 million in fiscal 1997 from $37.5 million in fiscal 1996. As a percentage of revenues, field operating expenses decreased to 16.6% in fiscal 1997 from 17.8% in fiscal 1996. This percentage decrease was primarily attributable to the better leveraging of existing field operations and termination of the Company's Florida transportation operations which had significant field operating expenses.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $3.1 million, or 27%, to $14.8 million in fiscal 1997 from $11.7 million in fiscal 1996. As a percentage of revenues, these expenses decreased to 5.4% in fiscal 1997 as compared to 5.6% in fiscal 1996. This percentage decrease was primarily due to the Company's ability to increase revenues without a commensurate increase in corporate expenses.

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

         Income Tax Provision. Income tax provision increased $2.4 million, or 166%, to $3.9 million in fiscal 1997 from $1.5 million in fiscal 1996. The Company provided income taxes at a rate of 37.5% in fiscal 1997 and 40.0% in fiscal 1996. The reduction in the effective rate was primarily due to a reduction in the United Kingdom corporate tax rate in 1997.

         Income Before Extraordinary Charges. Income before extraordinary charges for fiscal 1997 increased $4.2 million, or 196%, to $6.4 million, or 2.3% of revenues, from $2.2 million, or 1.0% of revenues, for fiscal 1996.

         Net Income. Net income increased $3.8 million, or 178%, to $6.0 million, or 2.2% of revenues, in fiscal 1997 from $2.2 million, or 1.0% of revenues, in fiscal 1996.

QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth statement of operations data for the four quarters of fiscal 1998 and 1997. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                               QUARTER ENDED
                                             --------------------------------------------------
                                             MARCH 31,      JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                               1998          1998          1998          1998
                                             --------------------------------------------------
                                                               (IN THOUSANDS)

Revenues ...............................     $ 84,500      $ 98,871      $135,813     $ 157,173
Operating expenses:
    Cost of services ...................       62,842        72,755        94,505       110,239
    Field operating ....................       14,420        17,074        27,560        32,007
    Corporate general and administrative        4,449         4,598         4,858         5,685
                                             --------      --------      --------     ---------
        Operating income ...............        2,789         4,444         8,890         9,242
Interest expense .......................           37           177         1,472         2,151
Other (income) expense, ................         (282)          (17)            7           (12)
                                             --------      --------      --------     ---------
        Income before income taxes .....        3,034         4,284         7,411         7,103
Income tax provision ...................        1,210         1,717         3,043         2,739
                                             --------      --------      --------     ---------
        Net income .....................     $  1,824      $  2,567      $  4,368     $   4,364
                                             ========      ========      ========     =========

                                                                  QUARTER ENDED
                                                -----------------------------------------------------
                                                MARCH 31,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                  1997          1997          1997          1997
                                                -----------------------------------------------------
                                                                 (IN THOUSANDS)


Revenues ..................................     $ 60,424      $ 63,770      $ 72,369      $ 79,450
Operating expenses:
    Cost of services ......................       45,428        47,341        53,242        58,501
    Field operating .......................        9,923        10,343        11,880        13,810
    Corporate general and administrative ..        3,435         3,668         4,041         3,696
                                                --------      --------      --------      --------
        Operating income ..................        1,638         2,418         3,206         3,443
Interest expense, net .....................          648           170           177           164
Other income, net .........................          (88)         (154)         (201)         (280)
                                                --------      --------      --------      --------
    Income before income taxes
        and extraordinary charges .........        1,078         2,402         3,230         3,559
Income tax provision ......................          427           948         1,210         1,265
                                                --------      --------      --------      --------
        Income before extraordinary charges          651         1,454         2,020         2,294
Extraordinary charges, net of taxes .......           --          (385)           --            --
                                                --------      --------      --------      --------
        Net income ........................     $    651      $  1,069      $  2,020      $  2,294
                                                ========      ========      ========      ========

         While the effects of seasonality on AHL's business often are less apparent due to the timing of the addition of new clients, the performance of new services for existing clients or the completion of acquisitions, the Company's revenues and operating margins tend to be lower in the first and fourth quarters of the fiscal year and highest in the third quarter of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         To support its rapid growth, AHL has historically relied on borrowings under its Credit Facility. In November 1998, the Company amended its Credit Facility to provide for an increase from $150 million to $210 million in aggregate commitments from its lenders. Of the $210 million in aggregate commitments, the U.S. dollar equivalent of $100 million is available in foreign currencies. The interest rate under the Credit Facility is based, at the Company's option, upon LIBOR plus an applicable margin or the domestic base rate (in the case of U.S. dollar borrowings) or the foreign base rate (in the case of borrowings denominated in pounds sterling). The domestic base rate is the greater of the rate publicly announced by First Union National Bank as its prime rate or the Federal funds rate plus 50 basis points. The foreign base rate is the publicly announced base rate of Midland Bank plc plus 200 basis points. The applicable margin for LIBOR borrowings is based upon a matrix ranging from 87.5 basis points to 175 basis points, based upon the ratio of the Company's most recently reported total indebtedness to pro forma adjusted EBITDA. The Credit Facility is secured by substantially all the assets of the Company and its domestic subsidiaries, and borrowings under the Credit Facility made by foreign subsidiaries of the Company are secured by the assets of the foreign subsidiaries. The Credit Facility is subject to certain restrictive covenants. There was approximately $45.0 million of availability remaining under the Credit Facility as of December 31, 1998. The Company repaid approximately $86.1 million of the amounts outstanding under the Credit Facility from the proceeds of the January 1999 equity offering.

         Cash provided by operating activities was $7.3 million in fiscal 1998 compared to cash used in operating activities of $2.6 million in fiscal 1997. This increase in cash from operating activities was primarily the result of an increase of $11.5 million in net income before depreciation and amortization offset by $1.0 million of changes in working capital due to increases in accounts receivable as a result of the Company's growth in revenues and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities in fiscal 1998 was $160.0 million compared to $26.8 million in fiscal 1997. The increased use of cash was principally a result of the acquisitions made in 1998, which were larger than the acquisitions in 1997, and additional purchases of equipment for the Company's new marketing execution and fulfillment businesses. Cash provided by financing activities in fiscal 1998 was $155.2 million compared to $43.1 million in fiscal 1997. The increase in cash provided by financing activities for 1998 was principally the result of additional borrowings under the Credit Facility in 1998 to fund the acquisitions.

         Cash used in operating activities was $2.6 million in fiscal 1997 compared to cash provided by operating activities of $1.2 million for fiscal 1996. This decrease was the result of the increase of $5.3 million in net income before depreciation and amortization and extraordinary charges offset by $9.1 million of changes in working capital due to increases in accounts receivable as a result of the increase in revenues and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities for fiscal 1997 was $26.8 million compared to $4.0 million for fiscal 1996. This was principally the result of the five acquisitions completed in 1997 as compared to only one in 1996 as well as increased expenditures on capital assets, primarily transportation and computer equipment. Cash provided by financing activities for fiscal 1997 was $43.1 million compared to $3.4 million for fiscal 1996. The increase was principally the result of proceeds from the public offerings of common stock in 1997, net of expenses, of $63.4 million offset by an increase in net payments of debt of $24.7 million, as compared to 1996.

         Capital expenditures were $10.2 million, $4.7 million and $2.0 million in fiscal 1998, 1997 and 1996, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations and management information systems. The Company's capital expenditures over the next several years, as a percentage of its revenues, are expected to be generally consistent with those of the most recent fiscal year.

         In connection with certain acquisitions, the Company has agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such earnouts could result in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill.

         The Company completed its initial public offering of common stock in March 1997, raising net proceeds of approximately $22 million. These proceeds were used to repay all outstanding amounts under the Company's Credit Facility, to repurchase an outstanding warrant, and to retire other outstanding acquisition-related debt. The Company completed a follow-on offering in October 1997, raising net proceeds of approximately $41 million. These proceeds were used to repay outstanding debt used to fund acquisitions of approximately $16 million, with the balance used for general corporate purposes, including working capital to support the Company's growth and acquisitions. The Company completed another follow-on offering in January 1999, raising net proceeds of approximately $96 million. These proceeds were used to repay outstanding indebtedness.

         The Company believes that funds generated from operations, together with existing cash and borrowings under the Credit Facility, will be sufficient to finance its current operations, planned capital expenditure requirements and internal growth for at least the next several years. If the Company were to make a significant acquisition for cash, it may be necessary for the Company to obtain additional debt or equity financing.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and the Company's future performance, as well as its expectations, beliefs, plans, estimates or projections relating to the future, are forward- looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of its plans with respect to developing our business lines, its plans to continue to change its business mix, expectations relating to future acquisitions and its continuing growth and its ability to address Year 2000 issues. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, conditions affecting the Company's reliance on major clients; its ability to manage a growing business; the availability of labor; conditions affecting its international operations; the impact of competition; general economic conditions; the Year 2000 issue and changes in foreign currency and interest rates. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

         The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in the Company's forward-looking statements:

- the Company's historical reliance on certain major clients and the aviation industry, and the consolidation, financial difficulties, and cyclicality of the airline industry.

- the Company's ability to manage a business that has been growing both internally and through acquisitions, and management's ability to identify acceptable acquisition candidates, finance or complete acquisitions on favorable terms and integrate acquired businesses.

- the high rates of personnel turnover and periodic shortages of personnel that affect the contract staffing and outsourcing industry. The Company may be required to increase the wages that it pays and the benefits that it provides in order to attract and retain a sufficient number of qualified employees.

- the exposure of the Company's international operations to special risks, including trade barriers; risks of increases in duties, taxes and governmental royalties; social and severance costs; exchange controls; changes in laws and policies governing operations of foreign-based companies; national and regional labor strikes; political risks and risks of the new single European currency.

- the impact of competition, including competition for labor and in other important aspects of the Company's business. The Company's primary competitors include outsourcing companies, specialized contract service providers and in-house organizations that provide services to potential clients and third parties. The Company's business is extremely competitive and highly fragmented.

- the Company's exposure to increasing unemployment insurance premiums and workers' compensation costs.

- general economic conditions which affect the overall level of economic activity, outsourcing and the availability of labor.

INFLATION

         The Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 ISSUES

         The Company is currently in the process of addressing the Year 2000 issue, which is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer applications and software may recognize an input of two zeros (00) as the year 1900. This incorrect date recognition could cause systems and software malfunctions that may have a material adverse effect on business operations. This potential problem could affect not only the Company's internal information systems but also those of third parties, such as clients and vendors using information systems that may interact with or affect the Company's operations.

         Company's Readiness. To ensure minimal business interruption due to computer failures, the Company has performed a review of various software applications and computer infrastructure that are likely to be affected by the Year 2000 issue. Both "IT systems" and "non-IT systems" were reviewed. IT systems refer to all pre-packaged and internally developed software applications and programs and related computer hardware. Non-IT systems refer to various equipment and devices that have "embedded" computer language, examples of which are computer integrated circuits ("chips") and telephone switches. The review was completed using the Company's employees and various computer consulting vendors.

         The Company's response is being conducted in phases. First, all relevant computer systems were assessed as to functionality and to determine Year 2000 compliance. Second, for those systems and software found to be non-compliant or in need of upgrading, corrective steps are being and will be taken. Corrective steps primarily relate to development and purchasing of system software and hardware. Finally, all systems will be tested and then implemented at necessary levels. The Company has substantially completed the corrective phase and is transitioning into the testing and implementation phase. The Company's objectives are to complete substantially all remediation and replacement of internal information systems by June 1999, and to complete final testing and certification for Year 2000 readiness by September 1999.

         The Company presently believes that, with planned conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

         The Company has identified its significant clients and vendors that it believes, at this time, to be critical to the Company's business operations. Steps are underway to ascertain their respective stages of readiness through the use of questionnaires, interviews, and other available means to determine the progress that those clients and vendors are making in remediating their own Year 2000 issues. The Company is requiring that significant clients and vendors certify those products and services to be Year 2000 compliant. However, there can be no assurance that the information systems provided by or utilized by other companies which affect the Company's operations will be timely revised in such a way as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption.

         Cost of Compliance. The Company is replacing its non-compliant systems. Preliminary estimates for these new systems are in the range of $2.0 to $3.0 million. To date, the Company has incurred approximately $1.0 million of this estimated cost. The Company expects the majority of the remaining capital expenditures to be incurred by the third quarter of 1999. The Company's Year 2000 project costs are not expected to have a material impact on its results of operation or financial condition.

         Company Risk and Contingency Plans. The Company's systems identified as non-compliant or in need of replacement are being replaced. The Company expects these replacements to be substantially completed by year-end 1999. If needed conversions to the Company's information systems are not made on a timely basis or the Company's significant clients or vendors fail to make such remediations and conversions on a timely basis, it could have a material adverse effect on the Company's results of operation or financial condition.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Foreign Currency Risk. A substantial amount of the Company's revenues are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the German deutsche mark), with a significant amount of operating income being derived from operations in the United Kingdom and Germany. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates. Historically, the impact of foreign currency fluctuations on the Company has been insignificant.

         Interest Rate Risk. The Company maintains a Credit Facility and it has a subordinated convertible debenture, an interest rate swap agreement and other long-term debt which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's five-year Credit Facility had a balance outstanding at December 31, 1998 of $158.2 million, which was at a variable rate of interest. In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement in the notional amount of approximately $30.0 million to offset a portion of the floating interest rate risk. The fair value of the swap agreement at December 31, 1998 approximates the value when entered into in October 1998. Thus, if the Company were to unwind the swap agreement, no material gain or loss would be recognized. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $3.0 million. Fair values were determined from discounted cash flows. The carrying amount of the $10.0 million subordinated convertible debenture is considered to be at fair value as of December 31, 1998, as it was repaid at the face amount with a portion of the January 1999 equity offering proceeds.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated. The supplementary data are included under Item 7 of this annual report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections under the headings "Election of Directors" entitled "Nominees for Election -- Term Expiring 1999," "Incumbent Directors -- Term Expiring 2000," and "Incumbent Directors -- Term Expiring 2001" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1999 (the "Proxy Statement") are incorporated herein by reference. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.


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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         1. The following financial statements are filed with this report on the pages indicated:

                                                                                                                PAGE
                                                                                                                ----
         AHL SERVICES, INC.:

         Report of Independent Public Accountants............................................................... 31

         Consolidated Balance Sheets at December 31, 1997 and 1998.............................................. 32

         Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998............................................................................................... 33

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996,
         1997 and 1998.......................................................................................... 34

         Consolidated  Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998............................................................................................... 35

         Notes to Consolidated Financial Statements............................................................. 37

         2.       Exhibits

                  See Item 14(c) below.

(b) The Company filed Current Reports on Form 8-K/A on October 6, 1998 and October 14, 1998 to report its acquisitions of Gage and EMD, respectively.

(c)      Exhibits.

         EXHIBIT
         NUMBER            NUMBER DESCRIPTION
         -------           ------------------
         3.1      --       Restated and Amended Articles of Incorporation of the
                           Company (incorporated by reference to the
                           Registration Statement on Form 8-A dated March 25,
                           1997)
         3.2      --       Bylaws of the Company (incorporated by reference to
                           the Registration Statement on Form 8-A dated March
                           25, 1997)
         4.1      --       Specimen Common Stock Certificate (incorporated by
                           reference to the Company's Registration Statement on
                           Form S-1 (File No. 333-20315))
         4.2      --       1997 Stock Incentive Plan (incorporated by reference
                           to the Company's Registration Statement on Form S-1
                           (File No. 333-20315))
         4.3      --       AHL Services, Inc. 1997 Non-Qualified Employee Stock
                           Purchase Plan USA (incorporated by reference to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1997)
         10.1     --       Restated Employment Agreement between the Company and
                           Edwin R. Mellett dated as of February 1, 1997, as amended on February 28, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-20315))

         10.2     --       Restated Employment Agreement between the Company and
                           Thomas J. Marano dated as of February 1, 1997, as
                           amended on February 28, 1997 (incorporated by
                           reference to the Company's Registration Statement on
                           Form S-1 (File No. 333-20315))
         10.3     --       Restated Employment Agreement between the Company and
                           David L. Gamsey dated as of February 1, 1997, as
                           amended on February 28, 1997 (incorporated by
                           reference to the Company's Registration Statement on
                           Form S-1 (File No. 333-20315))
         10.4     --       Letter Agreement between the Company and Ernest
                           Patterson dated as of May 23, 1997 (incorporated by
                           reference to the Company's Registration Statement on
                           Form S-1 (File No. 333-37327))
         10.5     --       Credit Agreement dated as of February 10, 1998 by and
                           among AHL Services, Inc., Argenbright Security, Inc.,
                           Argenbright, Inc., ADI U.K. Limited, Aviation Defense
                           International Germany Limited, Argenbright Holdings
                           Limited and The ADI Group Limited, as borrowers, the
                           Lenders referred to therein, First Union National
                           Bank (London Branch), as European Facility Lender and
                           First Union National Bank of Georgia, as
                           Administrative Agent (incorporated by reference to
                           the Company's Annual Report on Form 10-K for the year
                           ended December 31, 1997)
         10.6     --       First Amendment to Amended and Restated Credit
                           Agreement dated as of July 9, 1998 by and among AHL
                           Services, Inc., Argenbright Security, Inc.,
                           Argenbright, Inc., Intersec, Inc., ADI U.K. Limited,
                           Aviation Defense International Germany Limited,
                           Argenbright Holdings Limited and The ADI Group
                           Limited, as borrowers, the Lenders referred to
                           therein, First Union National Bank (London Branch),
                           as European Facility Lender and First Union National
                           Bank of Georgia, as Administrative Agent
                           (incorporated by reference to the Company's
                           Registration Statement on Form S-3 (File No. 333-
                           69683))
         10.7     --       Second Amendment to Amended and Restated Credit
                           Agreement dated as of November 18, 1998 by and among
                           AHL Services, Inc., Argenbright Security, Inc.,
                           Argenbright, Inc., Intersec, Inc., ADI U.K. Limited,
                           Aviation Defense International Germany Limited,
                           Argenbright Holdings Limited and The ADI Group
                           Limited, as borrowers, the Lenders referred to
                           therein, First Union National Bank (London Branch),
                           as European Facility Lender and First Union National
                           Bank of Georgia, as Administrative Agent
                           (incorporated by reference to the Company's
                           Registration Statement on Form S-3 (File No. 333-
                           69683))
         10.8     --       Registration Rights Agreement, dated July 24, 1998,
                           by and between AHL Services, Inc. and Gage Marketing
                           Group, LLC (incorporated by reference to the
                           Company's Current Report on Form 8-K dated July 24,
                           1998).
         10.9     --       Consulting Agreement, dated July 24, 1998, by and
                           between AHL Services, Inc. and Edwin C. Gage
                           (incorporated by reference to the Company's Current
                           Report on Form 8-K dated July 24, 1998).
         11.1*    --       Statement of Computation of Earnings Per Share
         21.1*    --       List of subsidiaries
         23.1*    --       Consent of Arthur Andersen LLP
         27.1*    --       1998 Financial data schedule (for SEC filing purposes
                           only)
------------
*        Included herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Shareholders of
AHL Services, Inc.:


We have audited the accompanying consolidated balance sheets of AHL SERVICES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AHL Services, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




Arthur Andersen LLP

Atlanta, Georgia
February 17, 1999

                               AHL SERVICES, INC.


                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                     ASSETS

                                                                                                     DECEMBER 31,
                                                                                              ---------------------------
                                                                                                1998               1997
                                                                                              ========          =========
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $ 18,239          $  15,456
   Accounts receivable, less allowance for doubtful accounts of $1,952 and $532 in
      1998 and 1997                                                                            108,857             51,247
   Reimbursable customer expenses                                                                4,184                  -
   Work in process                                                                               4,711                  -
   Uniforms in service, net                                                                      2,457              2,087
   Prepaid expenses and other                                                                    6,086              2,761
   Deferred income taxes                                                                           563                  -
                                                                                              --------          ---------
            Total current assets                                                               145,097             71,551

PROPERTY AND EQUIPMENT, NET                                                                     24,572             10,885

INTANGIBLES, NET                                                                               195,113             25,665

DEFERRED INCOME TAXES                                                                                -                980

OTHER ASSETS                                                                                     1,051                713
                                                                                              --------          ---------
                                                                                              $365,833          $ 109,794
                                                                                              ========          =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                           $ 16,159          $   3,298
   Accrued payroll and other current liabilities                                                58,654             22,561
   Current portion of self-insurance reserves                                                      980                760
   Income taxes payable                                                                          3,046              1,281
   Current portion of long-term debt                                                               388                496
   Customer deposits                                                                             5,287                  -
   Deferred income taxes                                                                             -                332
                                                                                              --------          ---------
            Total current liabilities                                                           84,514             28,728
                                                                                              --------          ---------
LONG-TERM DEBT, LESS CURRENT PORTION                                                           169,338              3,495
                                                                                              --------          ---------
SELF-INSURANCE RESERVES, LESS CURRENT PORTION                                                    3,920              3,040
                                                                                              --------          ---------
DEFERRED INCOME TAXES                                                                            1,139                  -
                                                                                              --------          ---------
OTHER NONCURRENT LIABILITIES                                                                     1,234                  -
                                                                                              --------          ---------
COMMITMENTS AND CONTINGENCIES (NOTES 3, 5, AND 8)                                                    -                  -
                                                                                              --------          ---------

SHAREHOLDERS' EQUITY:
   Common stock of AHL Services, Inc., $.01 par value; 50,000,000 shares authorized,
      14,119,922 and 13,605,000 shares issued and outstanding                                      142                136

   Preferred stock of AHL Services, Inc., no par value; 5,000,000 shares authorized,
      no shares outstanding                                                                          -                  -
   Foreign currency translation adjustment                                                          26                (83)
   Paid-in capital                                                                              80,827             62,908
   Retained earnings                                                                            24,693             11,570
                                                                                              --------          ---------
            Shareholders' equity, net                                                          105,688             74,531
                                                                                              --------          ---------
                                                                                              $365,833          $ 109,794
                                                                                              ========          =========




The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------


                               AHL SERVICES, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                              YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------------------
                                                                                    1998                1997                1996
                                                                                 =========           =========           =========
REVENUES                                                                         $ 476,357           $ 276,013           $ 210,153
                                                                                 ---------           ---------           ---------
OPERATING EXPENSES:
   Cost of services                                                                340,341             204,512             155,926
   Field operating                                                                  91,061              45,956              37,492
   Corporate, general, and administrative                                           19,590              14,840              11,692
                                                                                 ---------           ---------           ---------
            Total operating expenses                                               450,992             265,308             205,110
                                                                                 ---------           ---------           ---------
OPERATING INCOME                                                                    25,365              10,705               5,043

INTEREST EXPENSE                                                                     3,837               1,159               1,726

OTHER INCOME, NET                                                                     (304)               (723)               (301)
                                                                                 ---------           ---------           ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGES                                21,832              10,269               3,618

INCOME TAX PROVISION                                                                 8,709               3,850               1,447
                                                                                 ---------           ---------           ---------
INCOME BEFORE EXTRAORDINARY CHARGES                                                 13,123               6,419               2,171

EXTRAORDINARY CHARGES--LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF TAX
   BENEFIT OF $257                                                                       -                (385)                  -
                                                                                 ---------           ---------           ---------
NET INCOME                                                                       $  13,123           $   6,034           $   2,171
                                                                                 =========           =========           =========
EARNINGS PER SHARE:
   Basic:
      Income before extraordinary charges per common and common
         equivalent share                                                        $    0.95           $    0.60           $    0.26

      Extraordinary charges per common and common equivalent share                       -               (0.04)                  -
                                                                                 ---------           ---------           ---------
      Net income per common and common equivalent share                          $    0.95           $    0.56           $    0.26
                                                                                 =========           =========           =========
   Diluted:
      Income before extraordinary charges per common and common
         equivalent share                                                        $    0.91           $    0.59           $    0.26

      Extraordinary charges per common and common equivalent share                       -               (0.04)                  -
                                                                                 ---------           ---------           ---------
      Net income per common and common equivalent share                          $    0.91           $    0.55           $    0.26
                                                                                 =========           =========           =========

   Weighted average common and common equivalent shares:
      Basic                                                                         13,820              10,707               8,353
                                                                                 =========           =========           =========
      Diluted                                                                       14,419              10,960               8,433
                                                                                 =========           =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                           AHL SERVICES, INC.      ARGENBRIGHT             ADI
                                             COMMON STOCK         COMMON STOCK        COMMON STOCK
                                         --------------------   ---------------     ------------------   PAID-IN   DUE FROM
                                           SHARES      AMOUNT   SHARES   AMOUNT      SHARES     AMOUNT   CAPITAL  SHAREHOLDER
                                         ----------    ------   ------   ------     -------     ------  --------- -----------
BALANCE, DECEMBER 31, 1995                        -     $  -      500      $ 1       296,868      $-           $     $(295)

   Accretion of redeemable warrant                -        -        -        -             -       -           -         -
   Increase in due from shareholder               -        -        -        -             -       -           -      (323)
   Foreign currency translation
      adjustment, net of tax of $48               -        -        -        -             -       -           -         -
   Net income                                     -        -        -        -             -       -           -         -
                                         ----------     ----     ----      ---      --------      --     -------     -----
BALANCE, DECEMBER 31, 1996                        -        -      500        1       296,868       -           -      (618)

   Reorganization (Note 1)                8,353,430       84     (500)      (1)     (296,868)      -           -         -
   Issuance of common stock, net          5,251,570       52        -        -             -       -      62,908         -
   Accretion of redeemable warrant                -        -        -        -             -       -           -         -
   Decrease in due from shareholder               -        -        -        -             -       -           -       618
   Foreign currency translation
      adjustment, net of tax of $100              -        -        -        -             -       -           -         -
   Net income                                     -        -        -        -             -       -           -         -
                                         ----------     ----     ----      ---      --------      --     -------     -----
BALANCE, DECEMBER 31, 1997               13,605,000      136        -        -             -       -      62,908         -

   Issuance of common stock--Gage
      acquisition                           461,172        5        -        -             -       -      16,995         -
   Exercise of stock options                 53,750        1        -        -             -       -         924         -
   Foreign currency translation
      adjustment, net of tax of $73               -        -        -        -             -       -           -         -
   Net income                                     -        -        -        -             -       -           -         -
                                         ----------     ----     ----      ---      --------      --     -------     -----
BALANCE, DECEMBER 31, 1998               14,119,922     $142        -      $ -             -      $-     $80,827     $   -
                                         ==========     ====     ====      ===      ========      ==     =======     =====


                                                           ACCUMULATED OTHER
                                                          COMPREHENSIVE INCOME
                                                       ---------------------------
                                                        FOREIGN
                                                        CURRENCY
                                           RETAINED    TRANSLATION  COMPREHENSIVE
                                           EARNINGS    ADJUSTMENT       INCOME
                                           --------    ----------   -------------
BALANCE, DECEMBER 31, 1995                 $  3,869      $   2      $      -

   Accretion of redeemable warrant              (88)         -             -
   Increase in due from shareholder               -          -             -
   Foreign currency translation
      adjustment, net of tax of $48               -         72            72
   Net income                                 2,171          -         2,171
                                           --------      -----      --------
BALANCE, DECEMBER 31, 1996                    5,952         74      $  2,243
                                                                    ========
   Reorganization (Note 1)                     (372)         -      $      -
   Issuance of common stock, net                  -          -             -
   Accretion of redeemable warrant              (44)         -             -
   Decrease in due from shareholder               -          -             -
   Foreign currency translation
      adjustment, net of tax of $100              -       (157)         (157)
   Net income                                 6,034          -         6,034
                                           --------      -----      --------
BALANCE, DECEMBER 31, 1997                   11,570        (83)     $  5,877
                                                                    ========
   Issuance of common stock--Gage
      acquisition                                 -          -      $      -
   Exercise of stock options                      -          -             -
   Foreign currency translation
      adjustment, net of tax of $73               -        109           109
   Net income                                13,123          -        13,123
                                           --------      -----      --------
BALANCE, DECEMBER 31, 1998                 $ 24,693      $  26      $ 13,232
                                           ========      =====      ========



The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                                                YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------------
                                                                                     1998                1997                1996
                                                                                  ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  13,123           $   6,034           $   2,171
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Extraordinary charges                                                            -                 385                   -
         Depreciation and amortization                                                9,665               5,234               4,158
         Gain on sale of subsidiary                                                       -                   -                (325)
         (Gain) loss on sales of property and equipment                                (297)               (119)                133
         Amortization of debt discount                                                    -                  93                 180
         Changes in assets and liabilities, net of assets of acquired businesses:
               Accounts receivable, net                                             (28,207)            (16,859)             (7,860)
               Reimbursable customer expenses                                          (684)                  -                   -
               Work in process                                                          560                   -                   -
               Uniforms in service, net                                              (3,213)             (2,582)             (2,575)
               Prepaid expenses and other                                            (1,407)             (1,422)              3,304
               Accounts payable                                                       6,252              (1,334)                141
               Accrued payroll and other current liabilities                          9,465               6,856               4,068
               Self-insurance reserves                                                1,100                 600               1,000
               Income taxes payable                                                   2,207                 413              (2,634)
               Customer deposits                                                     (2,153)                  -                   -
               Deferred income taxes                                                  1,224                (157)                (42)
               Other current assets and liabilities, net                               (288)                242                (538)
                                                                                  ---------           ---------           ---------
                 Net cash provided by (used in) operating activities                  7,347              (2,616)              1,181
                                                                                  ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of assets of acquired
      businesses                                                                     10,185)             (4,653)             (1,974)
   Proceeds from sales of property and equipment                                      1,654                 440                 245
   Purchase of businesses                                                          (147,855)            (22,420)             (2,500)
   Proceeds from sale of subsidiary                                                       -                   -                 325
   Deposit on Unicco acquisition                                                     (1,200)                  -                   -
   Other                                                                             (2,402)               (172)               (102)
                                                                                  ---------           ---------           ---------
                 Net cash used in investing activities                             (159,988)            (26,805)             (4,006)
                                                                                  ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of Credit Facility                                                    (95,248)           (114,102)           (142,350)
   Borrowings under Credit Facility                                                 249,897             101,925             144,094
   Repayment of long-term debt                                                            -              (8,346)             (1,609)
   Proceeds from issuance of long-term debt                                               -                   -               4,000
   Proceeds from issuance of common stock                                                 -              64,854                   -
   Expenses from issuance of common stock                                                 -              (1,467)                  -
   Repurchase of outstanding warrant                                                      -                (750)                  -
   Proceeds from exercise of stock options                                              538                   -                   -
   Decrease (increase) in due from shareholder                                            -                 618                (323)
   Repayment of note from shareholder                                                     -                 346                   -
   Repayment of note payable to shareholder                                               -                   -                (122)
   Payment of debt issuance costs                                                         -                   -                (340)
                                                                                  ---------           ---------           ---------
                 Net cash provided by financing activities                          155,187              43,078               3,350
                                                                                  ---------           ---------           ---------


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------------
                                                                                     1998                1997                1996
                                                                                  ---------           ---------           ---------
EFFECT OF EXCHANGE RATES ON CASH                                                  $     237           $     (43)          $     148
                                                                                  ---------           ---------           ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                               2,783              13,614                 673

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       15,456               1,842               1,169
                                                                                  ---------           ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $  18,239           $  15,456           $   1,842
                                                                                  =========           =========           =========
CASH PAID DURING THE YEAR FOR:
   Interest                                                                       $   3,030           $   1,159           $   1,427
                                                                                  =========           =========           =========
   Income taxes                                                                   $   6,704           $   3,710           $   2,538
                                                                                  =========           =========           =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Subordinated convertible debenture issued for the acquisition of Gage          $  10,000           $       -           $       -
                                                                                  =========           =========           =========

   Common stock issued for the acquisition of Gage                                $  17,000           $       -           $       -
                                                                                  =========           =========           =========
   Equipment purchases under capital lease obligations                            $       -           $     472           $     546
                                                                                  =========           =========           =========

   Redeemable warrant issued in connection with Sirrom Notes                      $       -           $       -           $     618
                                                                                  =========           =========           =========
   Accretion of redeemable warrant                                                $       -           $      44           $      88
                                                                                  =========           =========           =========
   Notes issued for the acquisition of Intersec                                   $       -           $       -           $   1,155
                                                                                  =========           =========           =========
   Contribution of real estate (Note 1)                                           $       -           $   1,637           $       -
                                                                                  =========           =========           =========
   Forgiveness of note payable to shareholder (Note 1)                            $       -           $     528           $       -
                                                                                  =========           =========           =========
   Assumption of real estate debt (Note 1)                                        $       -           $   2,532           $       -
                                                                                  =========           =========           =========




















The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



1.       DESCRIPTION OF THE BUSINESS

         ORGANIZATION AND BUSINESS

         AHL Services, Inc. ("AHL" or the "Company") provides aviation services, facility support services, operational support staffing services, and marketing execution and fulfillment services, primarily throughout the United States, the United Kingdom, and Germany.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements for the year ended December 31, 1996 represent the combination of the consolidated financial statements of Argenbright Holdings Limited ("Argenbright") and The ADI Group Limited and its predecessor entities ("ADI"). On February 1, 1997, Frank A. Argenbright, Jr. contributed all of the outstanding shares of common stock of Argenbright and ADI to AHL. In addition to the contribution of the shares of Argenbright and ADI to AHL, Mr. Argenbright contributed certain real estate, a portion of which was previously rented by the Company (with the Company assuming the related mortgage debt), and a note, with a balance of $528,000, payable by the Company to Mr. Argenbright (collectively, the "Reorganization"). All of these transactions were brought forward at historical values. As of the date of the Reorganization, the capital structure of AHL consisted of 50,000,000 shares authorized, 8,353,430 shares issued and outstanding of $.01 par value common stock, and 5,000,000 shares authorized, no shares issued and outstanding of no par value preferred stock.

         PUBLIC OFFERINGS

         In March 1997, the Company completed an initial public offering of its common stock. The Company issued 2,500,000 shares at an initial public offering price of $10 per share. The total proceeds of the initial public offering, net of underwriting discounts and offering expenses, were approximately $22,000,000. Subsequent to the public offering of common stock, the Company repaid outstanding debt of approximately $19,000,000 and repurchased an outstanding warrant of $750,000. Upon repayment of outstanding debt, the Company wrote off $642,000 of debt issuance costs, before income tax benefit of $257,000, which was reported as an extraordinary charge.

         In October 1997, the Company completed a follow-on public offering of 2,751,570 shares of its common stock at an offering price of $16 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $41,000,000. The proceeds were used to repay outstanding debt of approximately $16,000,000, with the balance used for general corporate purposes, including working capital to support the Company's growth and acquisitions.

         See Note 5 for discussion of the follow-on public stock offering subsequent to December 31, 1998.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of AHL and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

         FISCAL YEAR-END

         The Company's fiscal year-end is December 31. The Company's United States operation (Argenbright) maintains its books by using a 52/53-week fiscal year ending on the last Friday in December. The end of Argenbright's 1998 fiscal year was December 25. The impact of the use of different year-ends is immaterial, and each of the three years in the period ended December 31, 1998 includes 52 weeks.

         USE OF ESTIMATES

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

         REIMBURSABLE CUSTOMER EXPENSES

         Reimbursable customer expenses consist of amounts billed to customers for freight and postage related to services provided to marketing execution and fulfillment services customers.

         REVENUE RECOGNITION

         For aviation services, facility support services, and operational support staffing services customers, the Company recognizes revenues as services are performed. For marketing execution and fulfillment services customers, the Company recognizes revenues as programs are completed and/or as products are shipped.

         WORK IN PROCESS

         Work in process consists of labor and material costs for promotional programs provided to marketing execution and fulfillment services customers that have not been completed.

         UNIFORMS IN SERVICE

         Uniforms in service are recorded at cost and are amortized over their estimated useful life of 18 months.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of two to ten years for office furniture and equipment and transportation equipment and 25 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the related leases.

         Property and equipment were comprised of the following:

                                                                DECEMBER 31,
                                                        ----------------------------
                                                          1998                1997
                                                        ---------          ---------
                                                               (In Thousands)

          Land                                          $      -           $    321
          Buildings and leasehold improvements             4,733              3,029
          Office furniture and equipment                  24,474             10,163
          Transportation equipment                         9,190              7,745
                                                        --------           --------
                                                          38,397             21,258
          Less accumulated depreciation                  (13,825)           (10,373)
                                                        --------           --------
                                                        $ 24,572           $ 10,885
                                                        ========           ========

      Depreciation expense was $4,101,000, $2,211,000, and $1,870,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

      INTANGIBLES

      Intangibles were comprised of the following:

                                                          DECEMBER 31,
                                                 ----------------------------
                                                    1998               1997
                                                 ---------           --------
                                                         (In Thousands)


          Goodwill                               $ 192,428           $ 24,773
          Other intangibles                          6,194              1,702
                                                 ---------           --------
                                                   198,622             26,475
          Less accumulated amortization             (3,509)              (810)
                                                 ---------           --------
                                                 $ 195,113           $ 25,665
                                                 =========           ========


         Goodwill and other intangibles are amortized using the straight-line method over periods ranging up to 40 years. Amortization expense for goodwill and other intangibles was $2,699,000, $522,000, and $236,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

         LONG-LIVED ASSETS

         The Company reviews its long-lived assets including goodwill and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Based on the review, which entails assessing future cash flows on an undiscounted basis, the Company believes that the carrying amounts of long-lived assets are recoverable.

         CUSTOMER DEPOSITS

         Customer deposits consist of funds received from customers, in advance of disbursement to outside parties, pursuant to promotional programs for marketing execution and fulfillment customers.

         EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares issuable upon the conversion of stock options and warrants (using the treasury stock method).

         The following table reconciles the denominator of the basic and diluted earnings per share computations (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                   1998            1997            1996
                                                                  ------          ------          ------
          Weighted average common shares                          13,820          10,707          8,353
          Incremental shares from assumed conversion of
              stock options granted and warrants issued              599             253             80
                                                                  ------          ------          -----
          Weighted average common shares outstanding and
              dilutive potential common shares                    14,419          10,960          8,433
                                                                  ======          ======          =====


         FOREIGN CURRENCY TRANSLATION AND EXPOSURE

         In the accompanying balance sheets, all asset and liability accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Shareholders' equity is translated at historical rates. All income statement accounts of foreign subsidiaries are translated at average exchange rates during the year. Resulting translation adjustments arising from these translations are charged or credited directly to shareholders' equity. Gains or losses on foreign currency transactions are included in income as incurred. The denomination of foreign subsidiaries' account balances in their local currencies exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company does not engage in other purchased hedging transactions to reduce any remaining exposure to fluctuations in foreign currency exchange rates. Management does not believe the remaining risks to be significant.

         SIGNIFICANT CUSTOMER CONCENTRATION

         During the years ended December 31, 1998, 1997, and 1996, the following customers individually accounted for more than 10% of the Company's revenues:

                                1998           1997           1996
                                ----           ----           ----
          Customer A            13.3%          18.8%          11.3%
          Customer B            10.9           17.2           23.1
          Customer C              *            12.7           12.6

         *Less than 10%


      The revenues from each of these customers are included in the aviation services segment.

         COMPREHENSIVE INCOME

         In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the statements of shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1988, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 in fiscal year 2000. The Company does not believe that the new standard will have a material impact on the Company's financial position.


3.       ACQUISITIONS

         The table below provides certain information with respect to the acquisitions that the Company has completed for the years ended December 31, 1998, 1997, and 1996:

   DATE                   COMPANY            ACQUISITION PRICE      HEADQUARTERS           SERVICES PROVIDED
-------------     ----------------------     -----------------   -------------------  ----------------------------
                                               (In Millions)
December 1998     Unicco                           $12.0(1)      Boston, MA           Facility support services
December 1998     Verfurth                          12.5         Munster, Germany     Operational support staffing
August 1998       Right Associates                   6.0         Portsmouth, England  Operational support staffing
July 1998         EMD                               42.0         Frankfurt, Germany   Operational support staffing
July 1998         Gage Marketing Support
                     Services                       81.1(2)      Minneapolis, MN      Marketing
                                                                                      execution/fulfillment
April 1998        TUJA                               6.0         Munich, Germany      Operational support staffing
February 1998     SES Staffing Solutions            12.6         Baltimore, MD        Operational support staffing
December 1997     Midwest Staffing                   5.0         Chicago, IL          Operational support staffing
October 1997      RightSide Up                      16.5(3)      Los Angeles, CA      Marketing
                                                                                      execution/fulfillment
September 1997    Lloyd Creative Staffing            5.0         Chicago, IL          Operational support staffing
May 1997          USA Security                       2.6         Hackensack, NJ       Facility support services
May 1997          Executive Aircraft                 2.8         London, England      Aviation services
                     Services
July 1996         Intersec                           3.7         Arlington, VA        Facility support services


                  (1) The Unicco acquisition was completed on December 28, 1998, subsequent to the year-end of AHL's United States operations. As such, the acquisition has been excluded from all fiscal 1998 financial statement information (Note
                      1).

                  (2) Purchase price includes $17.0 million in common stock
                      issued and a $10.0 million subordinated convertible debenture issued to the seller.

                  (3) Purchase price includes a $10.5 million contingent
                      consideration payment in 1998.

         The acquisitions above were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values. The purchase price for the 1998 acquisitions has been allocated on a preliminary basis, and management does not believe that the final purchase price allocation will differ materially from the original allocation. The Verfurth, TUJA, Right Associates, RightSide Up, and Lloyd Creative Staffing purchase agreements include contingent consideration based upon future operating results. Any contingent consideration amounts, when determined, will be applied to goodwill of the respective acquisition and amortized over the remaining life of the goodwill.

         The Company's unaudited pro forma results of operations are presented assuming that the acquisitions had been consummated January 1 of each year presented, and are not necessarily indicative of the results of operations which would have actually been obtained:

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                              -----------------------
                                                                1998          1997
                                                              ---------      --------
                                                                   (In Thousands,
                                                               Except Per Share Data)

               Pro forma revenue                              $ 594,311      $504,427
                                                              =========      ========
               Pro forma net income                           $  15,245      $ 10,198
                                                              =========      ========
               Pro forma earnings per share, diluted          $    1.04      $   0.82
                                                              =========      ========
               Pro forma diluted weighted average shares         14,678        12,391
                                                              =========      ========

         Pro forma adjustments were recorded to include (i) increased interest expense to reflect interest on long-term debt borrowed to effect the acquisitions, (ii) increased depreciation and amortization expense as a result of the excess of the purchase price over the book value, (iii) contractually obligated reductions in former officers' salaries, and
         (iv) provision for income taxes for net income of the acquired companies and pro forma adjustments. In March 1997 and October 1997, the Company completed common stock offerings to finance acquisitions and growth (Note 1). Pro forma diluted weighted average shares reflect the incremental shares that would have been issued to finance the acquisitions and the shares issued as part of the acquisition of Gage Marketing Support Services ("Gage").

4.       INCOME TAXES

         The income tax provision (benefit) consists of the following:

                                             YEAR ENDED DECEMBER 31,
                                        ----------------------------------
                                         1998          1997          1996
                                        -------       -------       ------
                                                   (In Thousands)
               Current:
                   Federal              $ 3,376       $ 2,033       $  517
                   State                  1,082           592           76
                   Foreign                3,027         1,382          785
                                        -------       -------       ------
                                          7,485         4,007        1,378
                                        -------       -------       ------
               Deferred:
                   United States            850          (149)          39
                   Foreign                  374            (8)          30
                                        -------       -------       ------
                                          1,224          (157)          69
                                        -------       -------       ------
                             Total      $ 8,709       $ 3,850       $1,447
                                        =======       =======       ======

         The reconciliation of the federal statutory rate to the Company's effective tax provision is as follows:

                                                                             YEAR ENDED
                                                                             DECEMBER 31,
                                                                     ---------------------------
                                                                     1998       1997        1996
                                                                     ----       ----        ----
               Statutory federal tax rate                            34.2%      34.0%       34.0%
               State income taxes, net of federal benefit             3.3        3.8         2.0
               Effect of foreign taxes greater (less) than U.S.
                 statutory federal rate                               0.2       (1.6)        2.2
               Permanent items                                        2.2        1.3         1.8
                                                                     ----       ----        ----
                             Total                                   39.9%      37.5%       40.0%
                                                                     ====       ====        ====

         Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                     DECEMBER 31,
                                                                ---------------------
                                                                 1998           1997
                                                                -------       -------
                                                                    (In Thousands)
               Deferred tax assets:
                   Allowance for doubtful accounts              $   256       $   155
                   Self-insurance reserves                        2,058         1,590
                   Accruals                                         491           187
                   Foreign net operating loss carryforward          326             -
                   Other                                             68           116
                                                                -------       -------
                                                                  3,199         2,048
                                                                -------       -------
               Deferred tax liabilities:
                   Tax depreciation in excess of book            (1,409)         (511)
                   Tax amortization in excess of book            (1,788)         (137)
                   Prepaid expenses currently deductible           (530)         (732)
                   Other                                            (48)          (20)
                                                                -------       -------
                                                                 (3,775)       (1,400)
                                                                -------       -------
               Net deferred tax (liability) asset               $  (576)      $   648
                                                                =======       =======

         The Company has not recognized deferred tax liabilities for cumulative earnings from its foreign subsidiaries as it is the Company's policy to permanently reinvest such earnings, rather than repatriate them to the United States.


5.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                     1998           1997
                                                                                   --------        ------
                                                                                       (In Thousands)
              Credit Facility, interest at prime (7.75% at December 31, 1998)
              with a LIBOR option at LIBOR plus 1.625% (6.4% at
              December 31, 1998)                                                   $158,242        $1,785

              Subordinated convertible debenture issued for the acquisition of
              Gage, interest at 4.5%, interest payable in quarterly installments through July 2000, principal
              due in full in July 2000                                               10,000             -

                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                     1998           1997
                                                                                   --------        ------
                                                                                       (In Thousands)

              Transportation and other equipment notes payable, interest ranging from 7% to 15%, payable monthly through 2003, secured by related
              equipment, denominated in U.S. dollars and British pounds               1,434         2,131

              Other                                                                      50            75
                                                                                   --------        ------
                                                                                    169,726         3,991

              Less current portion                                                      388           496
                                                                                   --------        ------
                                                                                   $169,338        $3,495
                                                                                   ========        ======

         Future aggregate annual maturities of long-term debt are as follows as of December 31, 1998 (in thousands):

               1999                                        $    388
               2000                                          10,351
               2001                                             324
               2002                                             367
               2003                                         158,296
                                                           --------
                                                           $169,726
                                                           ========


         In November 1998, the Company amended its five-year credit facility (the "Credit Facility") to provide for an increase from $150 million to $210 million in aggregate commitments from its lenders. Of the $210 million in aggregate commitments, the U.S. dollar equivalent of $100 million is available in certain foreign currencies. The interest rate under the Credit Facility is based, at the Company's option, upon LIBOR plus an applicable margin or the domestic base rate (in the case of U.S. dollar borrowings) or the foreign base rate (in the case of borrowings denominated in pounds sterling). The domestic base rate is the greater of the rate publicly announced by First Union National Bank as its prime rate or the federal funds rate plus 50 basis points. The foreign base rate is the publicly announced base rate of Midland Bank plc plus 200 basis points. The applicable margin for LIBOR borrowings is based on a matrix ranging from 87.5 basis points to 175 basis points, based on the ratio of the Company's most recently reported total indebtedness to pro forma adjusted EBITDA.

         In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement with a notional amount of 50,000,000 German deutsche marks (approximately $30,000,000) of the borrowings under the Credit Facility, whereby the Company pays 3.755%, plus the applicable margin (5.38% at December 31, 1998), rather than the variable interest rate discussed above. Under this arrangement, the Company incurred incremental costs of $13,000 during 1998 which have been included as interest expense. The fair value of the swap agreement at December 31,

         1998 approximates the value when entered into in October 1998. Thus, if the Company were to unwind the swap agreement, no material gain or loss would be recognized.

         The Credit Facility is secured by substantially all the assets of the Company and its domestic subsidiaries, and borrowings under the Credit Facility made by foreign subsidiaries of the Company are secured by the assets of the foreign subsidiaries. The Credit Facility is subject to certain restrictive covenants. At December 31, 1998, $158,242,000 was outstanding, $6,781,000 was utilized under standby letters of credit, and $44,977,000 was available under the Credit Facility. Any unpaid balance on the Credit Facility is due upon the expiration of the amended agreement in November 2003. The carrying value of the Credit Facility approximates its fair value.

         FOLLOW-ON STOCK OFFERING

         In January 1999, the Company completed a follow-on public offering of its common stock. The Company issued 3,255,570 shares at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $96.1 million, which the Company used to repay the $10 million subordinated convertible debenture. The remaining $86.1 million was used to reduce the outstanding balance under the Credit Facility.


6.       RELATED-PARTY TRANSACTIONS

         During fiscal 1996, the Company bought a 20% and a 49% interest in ASAP Uniform Company, Inc. ("ASAP") and Premium Services Management, Inc. ("PSM"), respectively. Both investments are accounted for using the equity method of accounting and had an immaterial effect on the 1998, 1997, and 1996 financial statements. The Company made payments of $2,077,000, $1,782,000, and $1,829,000 to ASAP and $1,274,000,
         $1,221,000, and $48,000 to PSM, respectively, for uniforms and services performed for the years ended December 31, 1998, 1997, and 1996, respectively.

         In the normal course of business, the Company records revenues from a customer, which is controlled by a member of the board of directors of the Company. Approximately $401,000 was due from this customer as of December 31, 1998, and revenues recognized from this customer for the period July 24, 1998 (date of Gage acquisition) through December 31, 1998 totaled $1,073,000.


7.       STOCK-BASED COMPENSATION

         In October 1996, the Company issued nonqualified stock options to purchase 107,500 common shares at $4.64 per share. The options became exercisable upon grant.

         In December 1996, the Company issued nonqualified stock options to purchase 591,250 common shares at $11.76 per share. The options become exercisable ratably over five years. Effective February 28, 1997, the Company amended its employment agreements with three officers (Note 8). The amendment provided for 16,250 additional options to purchase shares of common stock at $10.75 per share, exercisable ratably over five years.

         The amendment also reduced the exercise price of the December 1996 option grants from $11.76 per share to $10.75 per share. Concurrent with the initial public offering in March 1997, the exercise price was changed from $10.75 to $10 per share.

         The options above were granted at exercise prices which were not less than the estimated fair value of the common stock at the dates of grant, as determined by the board of directors. While the Company estimates that the fair value of the common stock increased between the October and December grant dates, the Company believes that the $11.76 per share exercise price exceeded the estimated fair value of the common stock at December 1, 1996, as there was no public market for the Company's stock at that time. Events that contributed to the increase in the value of the common stock between the dates of the grants included the award of new contracts to the Company by certain major clients and commitments by these clients for additional contract awards.

         STOCK OPTION PLAN

         The Company's stock option plan (the "Plan") provides for the award of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees, and independent directors of the Company. In February 1997, the Company reserved 385,000 shares of common stock for issuance under the Plan. The Company expanded the Plan in May 1998 by approving the reservation of 3,115,000 additional shares. As of December 31, 1998, 1,603,250 options to purchase common stock were outstanding under the Plan. The Plan is administered by the compensation committee of the board of directors. The purchase price of common stock upon grant of incentive stock options must not be less than the fair market value of the common stock on the date of grant. The maximum term of any incentive stock option is ten years. The aggregate fair market value on the date of the grant of the stock for which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Options are exercisable over a period of time in accordance with the terms of option agreements entered into at the time of grant. Options granted under the Plan are generally nontransferable by the optionee and, unless otherwise determined by the compensation committee, must be exercised by the optionee during the period of the optionee's employment or service with the Company.

         STOCK OPTION SUMMARY

         The following is a summary of the Company's stock option information:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                                EXERCISE
                                                               OPTIONS           PRICE
                                                             ----------        ---------
               Balance at December 31, 1995                           -        $       -
                   Granted                                      698,750             9.18
                   Exercised                                          -                -
                   Forfeited                                          -                -
                                                             ----------           ------
               Balance at December 31, 1996                     698,750             9.18

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                                EXERCISE
                                                               OPTIONS           PRICE
                                                             ----------        ---------

                   Granted                                      852,750            15.08
                   Exercised                                          -                -
                   Forfeited                                    (17,500)           10.00
                                                             ----------           ------
               Balance at December 31, 1997                   1,534,000            12.45
                   Granted                                    1,659,000            27.65
                   Exercised                                    (53,750)           10.00
                   Forfeited                                    (46,500)           12.74
                   Canceled                                    (809,500)           33.25
                                                             ----------           ------
               Balance at December 31, 1998                   2,283,250           $16.17
                                                             ==========           ======
               Exercisable at December 31, 1998                 653,625           $10.76
                                                             ==========           ======
               Reserved for issuance under the Plan           1,878,000
                                                             ==========

         The Company accounts for these stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts during 1998, 1997, and 1996 (in thousands, except per share data):

                                                                        1998         1997         1996
                                                                      -------       ------       ------
              Net income                         As reported          $13,123       $6,034       $2,171
                                                 Pro forma              9,322        4,867        1,701
              Earnings per share:
                  Basic                          As reported          $  0.95       $ 0.56       $ 0.26
                                                 Pro forma               0.67         0.45         0.20
                  Diluted                        As reported             0.91         0.55         0.26
                                                 Pro forma               0.65         0.44         0.20

         The weighted average fair value of options granted was $10.34, $3.80, and $4.19 for fiscal years 1998, 1997, and 1996, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996:

                                                       1998            1997            1996
                                                     --------        --------        --------
               Risk-free interest rate                 5.11%           6.37%           5.84%
               Dividend yield                          0.00%           0.00%           0.00%
               Volatility factor                      64.00%          41.00%          37.00%
               Average expected life (years)            4.0             3.2             2.9
               Forfeiture rate                         3.00%           0.45%           0.00%

         EMPLOYEE STOCK PURCHASE PLAN

         The Company adopted, effective January 1, 1998, an employee stock purchase plan, pursuant to which employees are able to purchase shares of common stock through a payroll deduction program. The Company has historically purchased such shares of common stock on the open market.


8.       COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases office space, transportation equipment, and office equipment from unrelated parties under lease agreements expiring through December 2005. Rental expense under these operating leases was $9,262,000, $6,515,000, and $6,297,000 in 1998, 1997, and 1996,
         respectively.

         Future minimum lease payments for noncancelable leases were as follows at December 31, 1998 (in thousands):

                     1999                                        $13,864
                     2000                                         11,637
                     2001                                          9,044
                     2002                                          6,836
                     2003                                          5,475
                     Thereafter                                    5,513

         INSURANCE

         The Company participates in partially self-insured, high-deductible workers' compensation and auto insurance plans. Exposure is limited per occurrence ($250,000 for workers' compensation and auto liability claims) and in the aggregate. Reserves are estimated for both reported and unreported claims. Revisions to estimated reserves are recorded in the periods in which they become known. Estimated self-insurance reserves as of December 31, 1998 and 1997 totaling $4,900,000 and $3,800,000, respectively, represent management's best estimate. While there can be no assurance that actual future claims will not exceed the amount of the Company's reserves, in the opinion of the Company's management, any future adjustments to estimated reserves included in the accompanying balance sheets will not have a material impact on the financial statements.

         The Company is exposed to liability for the acts or negligence of its employees while on assignment that cause personal injury or damages, as well as claims of misuse of client proprietary information or theft of client property. As a provider of access control services, the Company faces potential liability claims in the event of any terrorist attempt or other criminal activity which occurs on any airline or premises subject to the Company's access control services. The Company has policies, guidelines, and insurance to reduce its exposure to these risks.

         EMPLOYMENT AGREEMENTS

         In December 1996, the Company entered into employment agreements with three officers which expire through December 1, 2001. If any agreement is terminated by the Company prior to the expiration date, except for cause or upon the employee's death or disability, the Company must continue to pay the employee's base salary and bonus for up to one year.

         BENEFIT PLANS

         The Company has various 401(k) plans covering salaried employees, excluding highly compensated employees. These plans require the employee to complete various service periods to become eligible. The plans require the Company to match a certain percentage of the amounts contributed by the employees. The Company expensed $194,000 and $6,000 for the employer match for the years ended December 31, 1998 and 1997, respectively. There was no employer match in 1996.

         LITIGATION

         The Company is involved in various routine litigation arising in the ordinary course of business. Management is of the opinion that the resolution of these matters will not have a material effect on the results of operations or financial condition of the Company.

9.       BUSINESS SEGMENT INFORMATION

         The following table presents information regarding the Company's operating segments (in thousands):

                                                                                                DEPRECIATION       CAPITAL
                                                                                                     AND         EXPENDITURES
                                                                 OPERATING       IDENTIFIABLE   AMORTIZATION      INCLUDING
                                                 REVENUES         INCOME            ASSETS         EXPENSE       ACQUISITIONS
                                                 --------        ---------       ------------   ------------     ------------
          1998:
             Aviation services                   $185,945        $  15,709         $ 35,031        $  2,568        $  4,239
             Facility support services            138,163           12,513           46,652           3,554           6,202
             Operational support staffing
                services                           93,983            8,362          122,914           1,885          81,448
             Marketing execution and
                fulfillment services               58,266            8,371          130,115           1,043          90,738
             Corporate and other                        -          (19,590)          31,121             615           2,413
                                                 --------        ---------         --------        --------        --------
                                                 $476,357        $  25,365         $365,833        $  9,665        $185,040
                                                 ========        =========         ========        ========        ========

                                                                                                DEPRECIATION       CAPITAL
                                                                                                     AND         EXPENDITURES
                                                                 OPERATING       IDENTIFIABLE   AMORTIZATION      INCLUDING
                                                 REVENUES         INCOME            ASSETS         EXPENSE       ACQUISITIONS
                                                 --------        ---------       ------------   ------------     ------------
          1997:
             Aviation services                   $160,195        $  14,857         $ 26,179        $  2,343        $  2,277
             Facility support services            108,294           10,084           36,997           2,308           5,777
             Operational support staffing
                services                            6,369              453           15,480              74          11,250

             Marketing execution and
                fulfillment services                1,155              151            8,896              60           6,205
             Corporate and other                        -          (14,840)          22,242             449           2,036
                                                 --------        ---------         --------        --------        --------
                                                 $276,013        $  10,705         $109,794        $  5,234        $ 27,545
                                                 ========        =========         ========        ========        ========

          1996:
             Aviation services                   $123,990        $   9,950         $ 18,636        $  1,767        $    395
             Facility support services             86,163            6,785           18,919           2,019           5,228
             Operational support staffing
                services                                -                -                -               -               -
             Marketing execution and
                fulfillment services                    -                -                -               -               -
             Corporate and other                        -          (11,692)          14,397             372             552
                                                 --------        ---------         --------        --------        --------
                                                 $210,153        $   5,043         $ 51,952        $  4,158        $  6,175
                                                 ========        =========         ========        ========        ========

         The following table presents information regarding the Company's different geographical regions (in thousands):

                                                                    IDENTIFIABLE
                                                    REVENUES           ASSETS
                                                    --------        ------------
               1998:
                  United States                     $323,770          $228,326
                  United Kingdom                      83,311            40,867
                  Germany                             62,903            95,984
                  Other European                       6,373               656
                                                    --------          --------
                                                    $476,357          $365,833
                                                    ========          ========
               1997:
                  United States                     $193,437          $ 83,287
                  United Kingdom                      61,367            21,409
                  Germany                             14,700             3,486
                  Other European                       6,509             1,612
                                                    --------          --------
                                                    $276,013          $109,794
                                                    ========          ========

                                                                    IDENTIFIABLE
                                                    REVENUES           ASSETS
                                                    --------        ------------


               1996:
                  United States                     $140,295          $ 36,740
                  United Kingdom                      47,028            10,487
                  Germany                             17,617             3,715
                  Other European                       5,213             1,011
                                                    --------          --------
                                                    $210,153          $ 51,953
                                                    ========          ========

         Revenues are attributed to specific geographic regions based on the location of the wholly owned subsidiary which generates the revenues.

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.


                                     AHL SERVICES, INC.
                                     (Registrant)


                                     By:   /s/ Edwin R. Mellett
                                           -------------------------------------
                                           Edwin R.  Mellett
                                           Vice Chairman and Co-Chief Executive
                                           Officer (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

         SIGNATURE                                 TITLE

/s/ Frank A. Argenbright, Jr.                      Chairman of the Board, Co-Chief Executive Officer and
--------------------------------------             Director
Frank A.  Argenbright, Jr.


/s/ Edwin R. Mellett                               Vice Chairman, Co-Chief Executive Officer and Director
--------------------------------------
Edwin R.  Mellett


/s/ David L. Gamsey                                Vice President, Chief Financial Officer (Principal Financial
--------------------------------------             Officer)
David L.  Gamsey


/s/ Edwin C. Gage                                  Director
--------------------------------------
Edwin C.  "Skip" Gage


/s/ Robert F. McCullough                           Director
--------------------------------------
Robert F.  McCullough


/s/ Hamish Leslie Melville                         Director
--------------------------------------
Hamish Leslie Melville