Form 10-Q
period 1999-03-31
AHL SERVICES INC
filed 1999-05-17
CIK 1030740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
[MARK ONE]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999

                                  OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the transition period from         to
                                                  -------    -------


                      Commission File No. 0-22195


                          AHL SERVICES, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            GEORGIA                                        58-2277249
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


3353 Peachtree Road, NE, Atlanta, GA                        30326
----------------------------------------               -------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   (404) 267-2222
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
17,385,442 shares on May 7, 1999.

                               AHL SERVICES, INC.
                                   FORM 10-Q

                                     INDEX


                                                                      Page No.
                                                                      --------

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
              March 31, 1999 (Unaudited) and December 31, 1998            1

         Condensed Consolidated Statements of Operations (Unaudited)
              Three Months Ended March 31, 1999 and 1998                  2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
              Three Months Ended March 31, 1999 and 1998                  3

         Notes to Condensed Consolidated Financial Statements             4

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         5

ITEM 3.  Quantitative and Qualitative Disclosures                         8
              About Market Risk

PART II  OTHER INFORMATION AND SIGNATURE

ITEM 6.  Exhibits and Reports on Form 8-K                                 8

SIGNATURE                                                                 9

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               AHL SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            MARCH 31,        DECEMBER 31,
                                      ASSETS                                  1999               1998
                                                                            ----------       ------------
                                                                           (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                    $  16,957         $  18,239
Accounts receivable, less allowance for doubtful accounts
   of $2,057 and $1,952 in 1999 and 1998, respectively                         125,517           108,857
Reimbursable customer expenses                                                   5,197             4,184
Work-in-process                                                                  7,074             4,711
Uniforms in service, net                                                         2,736             2,457
Prepaid expenses and other                                                       6,303             6,086
Deferred income taxes                                                              487               563
                                                                             ---------         ---------
                  Total current assets                                         164,271           145,097

Property and equipment, net                                                     26,010            24,572
Intangibles, net                                                               199,491           195,113
Other assets                                                                       810             1,051
                                                                             ---------         ---------
                                                                             $ 390,582         $ 365,833
                                                                             =========         =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                              $ 21,412         $  16,159
Accrued payroll and other current liabilities                                   53,255            58,654
Current portion of self-insurance reserves                                       1,055               980
Income taxes payable                                                             3,765             3,046
Current portion of long-term debt                                                  330               388
Customer deposits                                                                6,384             5,287
                                                                             ---------         ---------
                  Total current liabilities                                     86,201            84,514
                                                                             ---------         ---------

Long-term debt, less current portion                                            93,737           169,338
                                                                             ---------         ---------
Self-insurance reserves, less current portion                                    4,220             3,920
                                                                             ---------         ---------
Deferred income taxes                                                            1,447             1,139
                                                                             ---------         ---------
Other non-current liabilities                                                      990             1,234
                                                                             ---------         ---------

SHAREHOLDERS' EQUITY:
Common stock of AHL Services, Inc., $.01 par value; 50,000,000 shares
  authorized, 17,381,692 and 14,119,922 shares issued and outstanding              174               142
Preferred stock of AHL Services, Inc., no par value; 5,000,000 shares
authorized, no shares outstanding                                                   --                --
Foreign currency translation adjustment                                         (1,253)               26
Paid-in capital                                                                176,642            80,827
Retained earnings                                                               28,424            24,693
                                                                             ---------         ---------
            Total Shareholders' equity                                         203,987           105,688
                                                                             ---------         ---------
                                                                             $ 390,582         $ 365,833
                                                                             =========         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                               1999          1998
                                                             --------      --------
Revenues                                                     $170,638      $ 84,500
Cost of services                                              119,728        62,842
                                                             --------      --------
Gross Margin                                                   50,910        21,658
Operating expenses:
   Field operating                                             33,751        12,902
   Corporate, general and administrative                        5,139         4,311
   Depreciation and amortization                                4,003         1,656
                                                             --------      --------
Operating income                                                8,017         2,789
   Interest expense                                             2,126            37
   Other income, net                                              (30)         (282)
                                                             --------      --------
Income before income taxes                                      5,921         3,034
   Income tax provision                                         2,190         1,210
                                                             --------      --------
Net income                                                   $  3,731      $  1,824
                                                             ========      ========

Earnings per share:
   Net income per common and common equivalent share:
      Basic:                                                 $   0.23      $   0.13
                                                             ========      ========
      Diluted:                                               $   0.22      $   0.13
                                                             ========      ========
   Weighted average common and common equivalent shares:
      Basic                                                    16,475        13,605
                                                             ========      ========
      Diluted                                                  17,102        14,107
                                                             ========      ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                 1999             1998
                                                                              ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $   3,731       $   1,824
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                    4,003           1,656
  Gain on sales of property and equipment                                             --            (225)
  Changes in current assets and liabilities, net of assets of acquired
   businesses                                                                    (18,743)         (1,224)
                                                                               ---------       ---------

       Net cash (used in) provided by operating activities                       (11,009)          2,031
                                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                                     (10,479)        (13,311)
Purchases of property and equipment                                               (3,207)         (2,134)
Proceeds from sales of property and equipment                                         --           1,579
Other activities, net                                                               (660)           (257)
                                                                               ---------       ---------
       Net cash used in investing activities                                     (14,346)        (14,123)
                                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of credit facility                                                   (119,800)        (10,790)
Borrowings under credit facility                                                  59,273          17,387
Repayment of subordinated convertible debenture                                  (10,000)             --
Proceeds from exercise of stock options                                               62              --
Net proceeds from follow-on offering                                              96,171              --
Other                                                                               (383)             --
                                                                               ---------       ---------
       Net cash provided by financing activities                                  25,323           6,597
                                                                               ---------       ---------
Effect of exchange rates on cash and cash equivalents                             (1,250)             75
                                                                               ---------       ---------
Net change in cash and cash equivalents                                           (1,282)         (5,420)
Cash and cash equivalents at beginning of period                                  18,239          15,456
                                                                               ---------       ---------
Cash and cash equivalents at end of period                                     $  16,957       $  10,036
                                                                               =========       =========

CASH PAID DURING THE PERIOD FOR:
Interest                                                                       $   2,626       $      17
                                                                               =========       =========
Income taxes                                                                   $   1,471       $     623
                                                                               =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                   (UNAUDITED)


1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by AHL Services, Inc. ("AHL" or the "Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K for such period.

2.       ACQUISITION - On December 28, 1998, the Company acquired
         Unicco Security Services, Inc. ("Unicco"), a subsidiary of USC, Inc., for $12 million in cash. Unicco is an access control and security services company operating under long-term contracts with clients with a geographic focus primarily in the northeastern United States and Chicago. Unicco had annual revenues of more than $50 million in 1998.

         The results of operations of this acquisition have been included in the attached condensed consolidated financial statements included herein since the date of acquisition. This acquisition was accounted for using the purchase method of accounting. As a result, the purchase price has been allocated to the assets acquired, including intangibles, based on their respective fair values. The purchase price allocation is preliminary and subject to adjustment.

3. ANNOUNCED ACQUISITIONS SUBSEQUENT TO MARCH 31, 1999 - On April 30, 1999, the Company acquired Professional Inventory Management and Merchandising Services Corporation ("PIMMS") for $65 million in cash plus potential contingent consideration. PIMMS is headquartered in Minneapolis and provides outsourced in-market merchandising services to major consumer product manufacturers and large retail chains. PIMMS had annual revenues of over $40 million in 1998.

         Also on April 30, 1999, AHL acquired MM Zeitarbeit GmbH ("MM") a German operational support staffing services provider for $1.75 million in cash. MM provides outsourced light industrial services in the Bavaria region of Germany, operating within the same geographic region as TUJA, a light industrial services company acquired by AHL during 1998. Combined with the TUJA operations, MM creates greater density for AHL within the Bavaria region, and creates a broader base of clients for future growth. MM's 1998 revenues were approximately $3.3 million.

4. BUSINESS SEGMENT INFORMATION - The following table presents information regarding the Company's operating segments for the first quarter of 1999 and 1998:


         (In thousands)                      Three months ended March 31:
                                             ----------------------------
                                                                 Operating
                                             Revenues              Income
                                             --------            --------
         1999
         Aviation services                   $46,990            $  3,048
         Facility support services            56,382               3,748
         Operational support
           staffing services                  38,796               3,410
         Marketing execution and
           fulfillment services               28,470               2,950
         Corporate and other                      --              (5,139)
                                            --------            --------
                                            $170,638            $  8,017
                                            ========            ========

         1998
         Aviation services                  $ 41,465            $  3,395
         Facility support services            32,526               2,833
         Operational support
           staffing services                   7,254                 289
         Marketing execution and
           fulfillment services                3,255                 583
         Corporate and other                      --              (4,311)
                                            --------            --------
                                            $ 84,500            $  2,789
                                            ========            ========

5. COMPREHENSIVE INCOME - Other comprehensive income (loss) for the first quarter of 1999 and 1998 includes only foreign currency translation adjustments. The calculation of other comprehensive income (loss) is as follows:

        (in thousands)
                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                            ----------------------------
                                              1999                1998
                                            --------            --------
         Net income                         $  3,731            $  1,824
         Other comprehensive
              income (loss)                   (1,279)                176
                                            --------            --------
         Comprehensive income               $  2,452            $  2,000
                                            ========            ========

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Operating Results - Three Months Ended March 31, 1999 and 1998 Revenues increased $86.1 million, or 102%, to $170.6 million in the first quarter of 1999 from $84.5 million in the first quarter of 1998. Of the revenues for the first quarter of 1999, approximately $66.4 million was attributable to the acquisitions owned less than one year. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

         Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $56.9 million, or 91%, to $119.7 million in the first quarter of 1999 from $62.8 million in the first quarter of 1998. As a percentage of revenues, cost of services decreased to 70.2% in the first quarter of 1999 from 74.4% in the first quarter of 1998. This decrease was primarily due to the effect of the growth in revenues of the Company's higher margin marketing execution and fulfillment services businesses.

         Gross margin increased $29.3 million, or 135%, to $50.9 million in the first quarter of 1999 from $21.7 million in the first quarter of 1998. As a percentage of revenues, gross margin improved to 29.8% in the first quarter of 1999 from 25.6% in the first quarter of 1998.

         Field operating expenses represent expenses which directly support field operations, such as each district's management, facility expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, maintenance, local sales and marketing activities. These expenses increased $20.9 million, or 162%, to $33.8 million in the first quarter of 1999 from $12.9 million in the first quarter of 1998. As a percentage of revenues, field operating expenses increased to 19.8% in the first quarter of 1999 from 15.3% in the first quarter of 1998. This percentage increase was primarily attributable to the facility expenses of Gage Marketing Support Services Group, an acquisition in July, 1998 which operates in the Company's marketing execution and fulfillment services business.

         Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $828,000, or 19%, to $5.1 million in the first quarter of 1999 from $4.3 million in the first quarter of 1998. As a percentage of revenues, these expenses decreased to 3.0% in the first quarter of 1999 from 5.1% in the first quarter of 1998. This percentage decrease was primarily due to better leveraging of corporate personnel.

         Depreciation and amortization increased $2.3 million or 142%, to $4.0 million in the first quarter of 1999 from $1.7 million in the first quarter of 1998. As a percentage of revenues, these expenses increased to 2.3% in the first quarter of 1999 from 2.0% in the first quarter of 1998. The increase was primarily due to the depreciation and amortization expense of acquisition related fixed and intangible assets.

         Operating income increased $5.2 million, or 188%, to $8.0 million in the first quarter of 1999 from $2.8 million in the first quarter of 1998. As a percentage of revenues, operating income improved to 4.7% in the first quarter of 1999 from 3.3% in the first quarter of 1998.

         Interest expense increased to $2.1 million in the first quarter of 1999 from $37,000 in the first quarter of 1998. Interest expense increased in 1999 due to the use of the Company's credit facility to fund acquisitions.

         Income tax provision increased $1.0 million or 81%, to $2.2 million in the first quarter of 1999 from $1.2 million in the first quarter of 1998. The Company provided income taxes at a rate of 37.0% in 1999 and 39.9% in 1998. The decrease in the first quarter of 1999 is due to the change in business mix by country as a result of the acquisitions made after the first quarter of 1998.

         Net income increased $1.9 million, or 105%, to $3.7 million, or 2.2% of revenues, in the first quarter of 1999 from net income of $1.8 million, or 2.2% of revenues, in the first quarter of 1998.

         Liquidity and Capital Resources - Cash used in operating activities was $11.0 million for the first quarter of 1999 compared to cash provided by operating activities of $2.0 million for the first quarter of 1998. This decrease in cash from operating activities was primarily the result of an increase of $4.3 million in net income before depreciation and amortization offset by $17.5 million of changes in working capital due to increases in accounts receivable as a result of the Company's acquisitions, the growth in revenues and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities for the first quarter of 1999 was $14.3 million compared to $14.1 million for the first quarter of 1998. The use of cash for investing activities was principally as a result of the acquisitions made in the first quarter of 1999 and 1998. Cash provided by financing activities for the first quarter of 1999 was $25.3 million compared to $6.6 million for the first quarter of 1998. In January 1999, the Company completed a follow-on public offering of its common stock. The Company issued 3,255,570 shares at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $96.1 million, of which the Company used a portion to repay a $10 million subordinated convertible debenture. The remaining $86.1 million was used to reduce the outstanding balance under the credit facility.


         Capital expenditures were approximately $3.2 million for the first quarter of 1999 compared to $2.1 million for the first quarter of 1998. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations, including equipment and management information systems.


         Effective April 23, 1999, the Company expanded its credit facility to $250 million with a syndicate of banks led by First Union National Bank. The Company plans to utilize the facility to grow its business through strategic acquisitions. At March 31, 1999, taking into account the expansion of the credit facility, there was approximately $155 million of availability remaining under the credit facility.

         The Company believes that funds generated from operations, together with existing cash and borrowings under the credit facility, will be sufficient to finance its current operations, planned capital expenditures and internal growth for at least the next several years. If the Company were to make a significant acquisition or series of acquisitions for cash it may be necessary for the Company to obtain additional debt or equity financing.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, conditions affecting our reliance on major clients; our ability to manage a growing business; the availability of labor; conditions affecting our international operations; the impact of competition; general economic conditions; the Year 2000 issue and changes in foreign currency and interest rates. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed above, and other factors that you may wish to consider, is contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K. Copies of these filings are available from the Company free of charge.

YEAR 2000 ISSUE

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

         Company's Readiness-To ensure minimal business interruption due to computer failures, the Company has performed a review of various software applications and computer infrastructure that are likely to be affected by the Year 2000 issue. Both "IT systems" and "non-IT systems" were reviewed. IT systems refer to all pre-packaged and internally developed software applications and programs and related computer hardware. Non-IT systems refer to various equipment and devices that have "embedded" computer language, examples of which are computer integrated circuits ("chips") and telephone switches. The review was completed using the Company's employees and various computer consulting vendors.

         The Company's response is being conducted in phases. First, all relevant computer systems were assessed as to functionality and to determine Year 2000 compliance. Second, for those systems and software found to be non-compliant or in need of upgrading, corrective steps are being and will be taken. Corrective steps primarily relate to development and purchasing of system software and hardware. Finally, all systems will be tested and then implemented at necessary levels. The Company has substantially completed the corrective phase and is transitioning into the testing and implementation phase. The Company's objectives are to complete substantially all remediation and replacement of internal information systems by August 1999, and to complete final testing and certification for Year 2000 readiness by October 1999.

         The Company presently believes that, with planned conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

         The Company has identified its significant clients and vendors that it believes, at this time, to be critical to the Company's business operations, and steps are underway to ascertain their respective stages of readiness through the use of questionnaires, interviews, and other available means to determine the progress that those clients and vendors are making in remediating their own Year 2000 issues. The Company is requiring that significant clients and vendors certify those products and services to be Year 2000 compliant. However, there can be no assurance that the information systems provided by or utilized by other companies which affect the Company's operations will be timely revised in such a way as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption.

         Cost of Compliance - The Company is replacing its non-compliant systems. Preliminary estimates for these new systems are in the range of $2.0 to $3.0 million. To date, the Company has incurred capital expenditures of approximately $1.5 million. The Company's Year 2000 project costs are not expected to have a material impact on its results of operation or financial condition.

         Company Risk and Contingency Plans - The Company's systems identified as non-compliant or in need of replacement are being replaced. The Company expects these replacements to be substantially completed by year-end 1999. If needed conversions to the Company's information systems are not made on a timely basis or the Company's significant clients or vendors fail to make such remediations and conversions on a timely basis, it could have a material adverse effect on the Company's results of operation or financial condition.

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk

         Foreign Currency Risk - A substantial amount of the Company's revenues are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the German deutsche mark), with a significant amount of operating income being derived from operations in the United Kingdom and Germany. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates. Historically, the impact of foreign currency fluctuations on the Company has been insignificant.

         Interest Rate Risk - The Company maintains a Credit Facility, an interest rate swap agreement and other long-term debt which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's five-year Credit Facility had a balance outstanding at March 31, 1999 of $94.9 million, which was at a variable rate of interest. In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement with a notional amount of approximately $30.0 million to offset a portion of the floating interest rate risk. The fair value of the swap agreement at March 31, 1999 approximates the value when entered into in October 1998. Thus, if the Company were to unwind the swap agreement, no material gain or loss would be recognized. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $1.8 million. Fair values were determined from discounted cash flows.





PART II - OTHER INFORMATION AND SIGNATURE


Item 6 - Exhibits and Reports on Form 8-K


         (a)      Exhibits:

                    Exhibit Number     Description
                    --------------     -----------
                        10.1           Fourth Amendment to Amended and Restated
                                       Credit Agreement
                        11             Computation of Earnings Per Share
                        27             Financial Data Schedule (For SEC Filing
                                       Purposes Only)

         (b)      Reports on Form 8-K:

                  None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 AHL SERVICES, INC.
                                 (REGISTRANT)




Date: May 14, 1999          By:  /s/ David L. Gamsey
                                 --------------------------------
                                 David L. Gamsey
                                 Vice President and Chief Financial Officer
                                 (On behalf of the Registrant and as Chief
                                 Accounting Officer)