Form 10-Q
period 1999-06-30
AHL SERVICES INC
filed 1999-08-16
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to______

                           Commission File No. 0-22195

                               AHL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          GEORGIA                                               58-2277249
          -------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


3353 Peachtree Road, NE, Atlanta, GA                              30326
------------------------------------                              -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (404) 267-2222
                                                     --------------

                                 Not Applicable
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,406,267 shares on August 4, 1999.

                               AHL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                    Page No.
                                                                                                    --------

PART I               FINANCIAL INFORMATION

ITEM 1.              Financial Statements

                     Condensed Consolidated Balance Sheets (Unaudited)
                                 June 30, 1999 and December 31, 1998                                   1

                     Condensed Consolidated Statements of Operations (Unaudited)
                                 Three Months Ended June 30, 1999 and 1998                             2

                     Condensed Consolidated Statements of Operations (Unaudited)
                                 Six Months Ended June 30, 1999 and 1998                               3

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 Six Months Ended June 30, 1999 and 1998                               4

                     Notes to Condensed Consolidated Financial Statements                              5

ITEM 2.              Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                   8

ITEM 3.              Quantitative and Qualitative Disclosures
                                 About Market Risk                                                    12

PART II              OTHER INFORMATION AND SIGNATURE

ITEM 1.              Legal Proceedings                                                                14

ITEM 4.              Submission of Matters to a Vote of Security Holders                              14

ITEM 6.              Exhibits and Reports on Form 8-K                                                 14

SIGNATURE                                                                                             15

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                            JUNE 30,     DECEMBER 31,
                                                                              1999           1998
                                                                            --------     ------------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $  16,050       $ 18,239
Accounts receivable, less allowance for doubtful accounts
   of $2,876 and $1,952 in 1999 and 1998, respectively                       149,448        108,857
Reimbursable customer expenses                                                 9,732          4,184
Work-in-process                                                                9,848          4,711
Uniforms in service, net                                                       2,781          2,457
Prepaid expenses and other                                                     9,487          6,086
Deferred income taxes                                                            481            563
                                                                           ---------       --------
                  Total current assets                                       197,827        145,097

Property and equipment, net                                                   26,450         24,572
Intangibles, net                                                             266,554        195,113
Other assets                                                                   1,211          1,051
                                                                           ---------       --------
                                                                           $ 492,042       $365,833
                                                                           =========       ========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                           $  20,907       $ 16,159
Accrued payroll and other current liabilities                                 60,914         58,654
Current portion of self-insurance reserves                                     1,220            980
Income taxes payable                                                             118          3,046
Current portion of long-term debt                                                254            388
Customer deposits                                                              8,566          5,287
                                                                           ---------       --------
                  Total current liabilities                                   91,979         84,514
                                                                           ---------       --------

Long-term debt, less current portion                                         184,504        169,338
                                                                           ---------       --------
Self-insurance reserves, less current portion                                  4,880          3,920
                                                                           ---------       --------
Deferred income taxes                                                          1,544          1,139
                                                                           ---------       --------
Other non-current liabilities                                                    806          1,234
                                                                           ---------       --------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares
  authorized, 17,397,642 and 14,119,922 shares issued and outstanding            174            142
Preferred stock, no par value; 5,000,000 shares
  authorized, no shares outstanding                                               --             --
Foreign currency translation adjustment                                       (2,402)            26
Paid-in capital                                                              176,801         80,827
Retained earnings                                                             33,756         24,693
                                                                           ---------       --------
            Total shareholders' equity                                       208,329        105,688
                                                                           ---------       --------
                                                                           $ 492,042       $365,833
                                                                           =========       ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           THREE MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                               1999           1998
                                                                               ----           ----

Revenues                                                                    $ 189,559       $ 98,871
Cost of services                                                              131,835         72,755
                                                                            ---------       --------
Gross margin                                                                   57,724         26,116
Operating expenses:
   Field operating                                                             38,379         15,197
   Corporate, general and administrative                                        4,563          4,458
   Depreciation and amortization                                                4,298          2,017
                                                                            ---------       --------
Operating income                                                               10,484          4,444
   Interest expense                                                             2,239            177
   Other income, net                                                             (335)           (17)
                                                                            ---------       --------
Income before income taxes                                                      8,580          4,284
   Income tax provision                                                         3,248          1,717
                                                                            ---------       --------
Net income                                                                  $   5,332       $  2,567
                                                                            =========       ========

Earnings per share:
   Net income per common and common equivalent share:
      Basic                                                                 $    0.31       $   0.19
                                                                            =========       ========
      Diluted                                                               $    0.30       $   0.18
                                                                            =========       ========
   Weighted average common and common equivalent shares:
      Basic                                                                    17,388         13,610
                                                                            =========       ========
      Diluted                                                                  17,937         14,220
                                                                            =========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                              1999             1998
                                                                              ----             ----

Revenues                                                                    $ 360,197       $ 183,371
Cost of services                                                              251,563         135,597
                                                                            ---------       ---------
Gross margin                                                                  108,634          47,774
Operating expenses:
   Field operating                                                             72,130          28,099
   Corporate, general and administrative                                        9,702           8,769
   Depreciation and amortization                                                8,301           3,673
                                                                            ---------       ---------
Operating income                                                               18,501           7,233
   Interest expense                                                             4,365             214
   Other income, net                                                             (365)           (299)
                                                                            ---------       ---------
Income before income taxes                                                     14,501           7,318
   Income tax provision                                                         5,438           2,927
                                                                            ---------       ---------
Net income                                                                  $   9,063       $   4,391
                                                                            =========       =========

Earnings per share: Net income per common and common equivalent share:
      Basic                                                                 $    0.54       $    0.32
                                                                            =========       =========
      Diluted                                                               $    0.52       $    0.31
                                                                            =========       =========
   Weighted average common and common equivalent shares:
      Basic                                                                    16,934          13,607
                                                                            =========       =========
      Diluted                                                                  17,522          14,163
                                                                            =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                                                 1999           1998
                                                                                 ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                   $   9,063       $  4,391
 Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization                                                 8,301          3,673
    Gain on sales of property and equipment                                        (306)          (297)
    Changes in current assets and liabilities, net of assets of acquired
       businesses                                                               (46,582)       (10,279)
                                                                              ---------       --------
    Net cash used in operating activities                                       (29,524)        (2,512)
                                                                              ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                                    (85,637)       (18,907)
Purchases of property and equipment                                              (4,717)        (4,047)
Proceeds from sales of property and equipment                                     1,495          1,654
Other activities, net                                                              (949)          (295)
                                                                              ---------       --------
    Net cash used in investing activities                                       (89,808)       (21,595)
                                                                              ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of credit facility                                                  (156,800)       (37,954)
Borrowings under credit facility                                                193,577         51,774
Repayment of subordinated convertible debenture                                 (10,000)            --
Repayment of capital lease obligations                                           (4,006)            --
Proceeds from exercise of stock options                                             221             65
Net proceeds from follow-on offering                                             96,171             --
Other                                                                              (383)            --
                                                                              ---------       --------
    Net cash provided by financing activities                                   118,780         13,885
                                                                              ---------       --------
Effect of exchange rates on cash and cash equivalents                            (1,637)           (12)
                                                                              ---------       --------
Net change in cash and cash equivalents                                          (2,189)       (10,234)
Cash and cash equivalents at beginning of period                                 18,239         15,456
                                                                              ---------       --------
Cash and cash equivalents at end of period                                    $  16,050       $  5,222
                                                                              =========       ========

CASH PAID DURING THE PERIOD FOR:
Interest                                                                      $   4,591       $     75
                                                                              =========       ========
Income taxes                                                                  $   8,366       $  2,159
                                                                              =========       ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by AHL Services, Inc. ("AHL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998 and the results of its cash flows for the six months ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K for such period.

2. ACQUISITIONS AND DIVESTITURES - On December 28, 1998, the Company acquired Unicco Security Services, Inc. ("Unicco"), a subsidiary of USC, Inc., for $12 million in cash. Unicco is an access control and security services company operating under long-term contracts with a geographic focus primarily in the northeastern United States and Chicago. Unicco had annual revenues of over $50 million in 1998.

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

         Also on April 30, 1999, AHL acquired MM Zeitarbeit GmbH ("MM"), a German operational support staffing services provider, for $1.75 million in cash. MM provides outsourced light industrial services in the Bavaria region of Germany, operating within the same geographic region as TUJA, a light industrial services company acquired by AHL during 1998. Combined with the TUJA operations, MM creates greater density for AHL within the Bavaria region, and creates a broader base of clients for future growth. MM's 1998 revenues were over $3 million.

         On June 30, 1999, the Company acquired Excel Resourcing Limited ("Excel"), a small, fast-growing industrial staffing company in the UK, for $3 million in cash. Excel had annual revenues of over $7 million in 1998.

         The results of operations of these acquisitions have been included in the attached condensed consolidated financial statements included herein since the applicable date of acquisition. These acquisitions were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values. The purchase price allocations are preliminary and subject to adjustment.

         On June 30, 1999, the Company sold its UK bus transportation business to National Express Group, PLC. The shuttle bus business generated approximately $6 million in 1998 revenues. This divestiture allowed AHL to retire approximately $4 million in capital lease obligations.

3. ANNOUNCED ACQUISITION SUBSEQUENT TO JUNE 30, 1999 - On July 27, 1999, the Company acquired Draefern Holdings, PLC ("Draefern"), an outsourced industrial staffing company in the U.K., for $14 million in cash and seller notes plus potential contingent consideration. Draefern had trailing twelve month revenues of approximately $30 million.

4. BUSINESS SEGMENT INFORMATION - The following table presents information regarding the Company's operating segments (in thousands):


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    ------------------            ----------------
                                                         JUNE 30,                      JUNE 30,
                                                         --------                      --------
                                                                Operating                     Operating
                                                  Revenues        Income        Revenues       Income
                                                  --------      ---------       --------      ---------
1999
----
Aviation services                                 $ 50,221      $   3,805       $ 97,211      $  6,853
Facility services                                   58,277          3,982        114,659         7,730
Operational services                                43,168          3,512         81,964         6,922
Marketing execution and fulfillment services        37,893          3,748         66,363         6,698
Corporate and other                                     --         (4,563)            --        (9,702)
                                                  --------      ---------       --------      --------
                                                  $189,559      $  10,484       $360,197      $ 18,501
                                                  ========      =========       ========      ========
1998
----
Aviation services                                 $ 45,374      $   3,837       $ 86,839      $  7,232
Facility services                                   33,664          2,966         66,190         5,799
Operational services                                15,547          1,006         22,801         1,295
Marketing execution and fulfillment services         4,286          1,093          7,541         1,676
Corporate and other                                     --         (4,458)            --        (8,769)
                                                  --------      ---------       --------      --------
                                                  $ 98,871      $   4,444       $183,371      $  7,233
                                                  ========      =========       ========      ========

5. COMPREHENSIVE INCOME - Other comprehensive income includes only foreign currency translation adjustments. The calculation of other comprehensive income is as follows (in thousands):



                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                 JUNE 30,                    JUNE 30,
                           -------------------          -----------------
                           1999           1998          1999         1998
                           ----           ----          ----         ----

Net income                $ 5,332       $ 2,567       $ 9,063       $4,391
Other comprehensive
     income (loss)         (1,149)          (89)       (2,428)          87
                          -------       -------       -------       ------
Comprehensive income      $ 4,183       $ 2,478       $ 6,635       $4,478
                          =======       =======       =======       ======


6. LEGAL MATTERS - AHL has learned that the U.S. Attorney's Office for the Eastern District of Pennsylvania is investigating prior recruiting and training practices and other matters at the Philadelphia location of Argenbright Security, Inc. ("Argenbright Security"), a subsidiary of the Company, and that Argenbright Security is a target of this investigation. The Company believes that certain employees, who have since been terminated, may have violated FAA regulations, as well as Company policies and procedures in these matters. The FAA has reviewed Argenbright Security's other major airport locations and has not uncovered any similar issues. The Company has been informed that the matters being investigated are limited to the operations of the Philadelphia office, and the Company does not believe that the matters under review represent a systemic problem. Since learning of the issues, the Company has taken the necessary actions to ensure compliance with all FAA regulations and Company policies and procedures in Philadelphia. Additionally, management has reviewed this investigation with the major clients of its Philadelphia operations and the Company does not believe that this investigation has had any adverse affect on its relationship with these clients.

         The Company is cooperating with the U.S. Attorneys' Office in this investigation and believes this investigation may be concluded in the next several months. In the third quarter of 1999, the Company plans to take a special one-time charge of $500,000 to cover potential attorneys' fees and expenses associated with this investigation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS - THREE MONTHS ENDED JUNE 30, 1999 AND 1998
Revenues increased $90.7 million, or 92%, to $189.6 million for the second quarter of 1999 from $98.9 million in the second quarter of 1998. Second quarter 1999 revenues included approximately $71.0 million attributable to acquisitions owned less than one year. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $59.1 million, or 81%, to $131.8 million for the second quarter of 1999 from $72.8 million in the second quarter of 1998. As a percentage of revenues, cost of services decreased to 69.5% for the second quarter of 1999 from 73.6% in the second quarter of 1998. This decrease was primarily due to the effect of the growth in revenues of the Company's higher margin marketing execution and fulfillment services businesses.

Gross margin increased $31.6 million, or 121%, to $57.7 million for the second quarter of 1999 from $26.1 million in the second quarter of 1998. As a percentage of revenues, gross margin improved to 30.5% for the second quarter of 1999 from 26.4% in the second quarter of 1998.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facility expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, maintenance, local sales and marketing activities. These expenses increased $23.2 million, or 153%, to $38.4 million for the second quarter of 1999 from $15.2 million in the second quarter of 1998. As a percentage of revenues, field operating expenses increased to 20.2% for the second quarter of 1999 from 15.4% in the second quarter of 1998. This percentage increase was primarily attributable to the facility expenses of Gage Marketing Support Services, a company acquired in July 1998, which operates in the Company's marketing execution and fulfillment services segment.

Corporate general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $105,000, or 2.4%, to $4.6 million for the second quarter of 1999 from $4.5 million in the second quarter of 1998. As a percentage of revenues, these expenses decreased to 2.4% for the second quarter of 1999 from 4.5% in the second quarter of 1998. This percentage decrease was primarily due to better leveraging of corporate personnel and allocation of certain corporate personnel to field operations for the second quarter of 1999.

Depreciation and amortization increased $2.3 million, or 113%, to $4.3 million for the second quarter of 1999 from $2.0 million in the second quarter of 1998. As a percentage of revenues, these expenses increased to 2.3% for the second quarter of 1999 from 2.0% in the second quarter of 1998. The increase was primarily due to the depreciation and amortization expense of acquisition related fixed and intangible assets.

Operating income increased $6.1 million, or 136%, to $10.5 million for the second quarter of 1999 from $4.4 million in the second quarter of 1998. As a percentage of revenues, operating income improved to 5.5% for the second quarter of 1999 from 4.5% in the second quarter of 1998.

Interest expense increased $2.0 million to $2.2 million for the second quarter of 1999 from $177,000 in the second quarter of 1998. Interest expense increased in 1999 due to the use of the Company's credit facility to fund acquisitions.

Other income, net, increased $318,000 to $335,000 for the second quarter of 1999 from $17,000 for the second quarter of 1998 as a result of the gain on the Company's sale of its UK bus transportation business which occurred on June 30, 1999.

Income tax provision increased $1.5 million, or 89%, to $3.2 million for the second quarter of 1999 from $1.7 million in the second quarter of 1998. The Company provided income taxes at a rate of 37.9% in the second quarter of 1999 and 40.0% in the second quarter of 1998. The decrease in the effective tax rate in 1999 as compared to 1998 is due to the change in business mix by country as a result of the acquisitions made after the second quarter of 1998.

Net income increased $2.8 million, or 108%, to $5.3 million, or 2.8% of revenues, for the second quarter of 1999 from net income of $2.6 million, or 2.6% of revenues, in the second quarter of 1998.

OPERATING RESULTS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998
Revenues increased $176.8 million, or 96%, to $360.2 million for the six months ended June 30, 1999 from $183.4 million for the six months ended June 30, 1998. Revenues for the six months ended June 30, 1999 included approximately $137.4 million attributable to acquisitions owned less than one year. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

Cost of services increased $116.0 million, or 86%, to $251.6 million for the six months ended June 30, 1999 from $135.6 million for the six months ended June 30, 1998. As a percentage of revenues, cost of services decreased to 69.8% for the six months ended June 30, 1999 from 73.9% for the six months ended June 30, 1998. This decrease was primarily due to the effect of the growth in revenues of the Company's higher margin marketing execution and fulfillment services businesses.

Gross margin increased $60.9 million, or 127%, to $108.6 million for the six months ended June 30, 1999 from $47.8 million for the six months ended June 30, 1998. As a percentage of revenues, gross margin improved to 30.2% for the six months ended June 30, 1999 from 26.1% for the six months ended June 30, 1998.

Field operating expenses increased $44.0 million, or 157%, to $72.1 million for the second quarter of 1999 from $28.1 million for the six months ended June 30, 1998. As a percentage of revenues, field operating expenses increased to 20.0% for the six months ended June 30, 1999 from 15.3% for the six months ended June 30, 1998. This percentage increase was primarily attributable to the facility expenses of Gage Marketing Support Services, a company acquired in July 1998, which operates in the Company's marketing execution and fulfillment services segment.

Corporate general and administrative expenses increased $933,000, or 10.6%, to $9.7 million for the six months ended June 30, 1999 from $8.8 million for the six months ended June 30, 1998. As a percentage of revenues, these expenses decreased to 2.7% for the six months ended June 30, 1999 from 4.8% for the six months ended June 30, 1998. This percentage decrease was primarily due to better leveraging of corporate personnel and allocation of certain corporate personnel to field operations in the second quarter of 1999.

Depreciation and amortization increased $4.6 million, or 126%, to $8.3 million for the six months ended June 30, 1999 from $3.7 million for the six months ended June 30, 1998. As a percentage of revenues, these expenses increased to 2.3% for the six months ended June 30, 1999 from 2.0% for the six months ended June 30, 1998. This increase was primarily due to the depreciation and amortization expense of acquisition related fixed and intangible assets.

Operating income increased $11.3 million, or 156%, to $18.5 million for the six months ended June 30, 1999 from $7.2 million for the six months ended June 30, 1998. As a percentage of revenues, operating income improved to 5.1% for the six months ended June 30, 1999 from 3.9% for the six months ended June 30, 1998.

Interest expense increased $4.2 million to $4.4 million for the six months ended June 30, 1999 from $214,000 for the six months ended June 30, 1998. Interest expense increased in 1999 due to the use of the Company's credit facility to fund acquisitions.

Income tax provision increased $2.5 million, or 86%, to $5.4 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June 30, 1998. The Company provided income taxes at a rate of 37.5% in 1999 and 40.0% in 1998. The decrease in the effective tax rate for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 is due to the change in business mix by country as a result of the acquisitions made after the second quarter of 1998.

Net income increased $4.7 million, or 106%, to $9.1 million, or 2.5% of revenues, for the six months ended June 30, 1999 from net income of $4.4 million, or 2.4% of revenues, for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $29.5 million for the six months ended June 30, 1999 compared to $2.5 million for the six months ended June 30, 1998. This increase was primarily the result of an increase of $9.3 million in net income before depreciation and amortization offset by $36.3 million of changes in working capital due to increases in accounts receivable as a result of the Company's acquisitions, the growth in revenues and the timing of payments of accounts payable and accrued expenses, primarily relating to the Company's marketing execution businesses acquired since the end of the second quarter of 1998. Cash used in investing activities for the six months ended June 30, 1999 was $89.8 million compared to $21.6 million for the six months ended June 30, 1998. The use of cash for investing activities was principally a result of the acquisitions made during the periods. Cash provided by financing activities for the six months ended June 30, 1999 was $118.8 million compared to $13.9 million for the six months ended June 30, 1998. In January 1999, the Company completed a follow-on public offering of its common stock. The Company issued 3,255,570 shares at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $96.1 million, of which the Company used a portion to repay a $10 million subordinated convertible debenture. The remaining $86.1 million was used to reduce the outstanding balance under the credit facility.

Capital expenditures were approximately $4.7 million for the six months ended June 30, 1999 compared to $4.0 million for the six months ended June 30, 1998. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations, including equipment and management information systems.

Effective April 23, 1999, the Company expanded its credit facility to $250 million with a syndicate of banks led by First Union National Bank. The Company plans to utilize the facility to grow its business through strategic acquisitions. At June 30, 1999, there was approximately $66 million of availability remaining under the credit facility.

The Company believes that funds generated from operations, together with existing cash and borrowings under the credit facility, will be sufficient to finance its current operations, planned capital expenditures and internal growth for at least the next several years. If the Company were to make a significant acquisition or series of acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing.

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

COMPANY'S READINESS - To ensure minimal business interruption due to computer failures, the Company has performed a review of various software applications and computer infrastructure that are likely to be affected by the Year 2000 issue. Both "IT systems" and "non-IT systems" were reviewed. IT systems refer to all pre-packaged and internally developed software applications and programs and related computer hardware. Non-IT systems refer to various equipment and devices that have "embedded" computer language, examples of which are computer integrated circuits ("chips") and telephone switches. The review was completed using the Company's employees and various computer consulting vendors.

The Company's response is being conducted in phases. First, all relevant computer systems were assessed as to functionality and to determine Year 2000 compliance. Second, for those systems and software found to be non-compliant or in need of upgrading, corrective steps are being taken. Corrective steps primarily relate to development and purchasing of system software and hardware. Finally, all systems will be tested and then implemented at necessary levels. The Company has substantially completed the corrective and testing phases and is well into the implementation phase. The Company's objectives are to complete substantially all remediation and replacement of internal information systems by October 1999, and to complete final testing and certification for Year 2000 readiness by November 1999.

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

COST OF COMPLIANCE - The Company is replacing its non-compliant systems. Preliminary estimates for these new systems are in the range of $2.0 to $3.0 million. To date, the Company has incurred capital expenditures of approximately $2.0 million. The Company's Year 2000 project costs are not expected to have a material impact on its results of operation or financial condition.

COMPANY RISK AND CONTINGENCY PLANS - The Company's systems identified as non-compliant or in need of replacement are being replaced. The Company expects these replacements to be substantially completed by year-end 1999. If needed conversions to the Company's information systems are not made on a timely basis or the Company's significant clients or vendors fail to make such remediations and conversions on a timely basis, it could have a material adverse effect on the Company's results of operations or financial condition.

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

INTEREST RATE RISK - The Company maintains a credit facility, an interest rate swap agreement and other long-term debt which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's five-year credit facility had a balance outstanding at June 30, 1999 of $184.5 million, which was at a variable rate of interest. In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement with a notional amount of approximately $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $50.0 million. The fair value of the new swap agreement at June 30, 1999 approximates the value when entered into in May 1999. Thus, if the Company were to unwind the swap agreement, no material gain or loss would be recognized. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $4.9 million. Fair values were determined from discounted cash flows.

PART II - OTHER INFORMATION AND SIGNATURE

Item 1 - Legal Proceedings

         AHL has learned that the U.S. Attorney's Office for the Eastern District of Pennsylvania is investigating prior recruiting and training practices and other matters at the Philadelphia location of Argenbright Security, Inc. ("Argenbright Security"), a subsidiary of the Company, and that Argenbright Security is a target of this investigation. The Company believes that certain employees, who have since been terminated, may have violated FAA regulations, as well as Company policies and procedures in these matters. The FAA has reviewed Argenbright Security's other major airport locations and has not uncovered any similar issues. The Company has been informed that the matters being investigated are limited to the operations of the Philadelphia office, and the Company does not believe that the matters under review represent a systemic problem. Since learning of the issues, the Company has taken the necessary actions to ensure compliance with all FAA regulations and Company policies and procedures in Philadelphia. Additionally, management has reviewed this investigation with the major clients of its Philadelphia operations and the Company does not believe that this investigation has had any adverse affect on its relationship with these clients.

         The Company is cooperating with the U.S. Attorneys' Office in this investigation and believes this investigation may be concluded in the next several months. In the third quarter of 1999, the Company plans to take a special one-time charge of $500,000 to cover potential attorneys' fees and expenses associated with this investigation.

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on May 13, 1999. The matters voted upon and the results of voting were as follows:

         To elect two directors to serve until the annual meeting of shareholders in 2002 or until their successors are duly elected and qualified:
The nominees, Messrs. Gage and McCullough were elected to the Company's board of directors to serve until the annual meeting of shareholders in 2002. There were 15,187,081 votes for Mr. Gage and 15,187,781 votes for Mr. McCullough.

         To approve and adopt an amendment to the Employee Stock Purchase Plan
USA: There were 15,240,631 votes for the approval of the Amended and Restated Employee Stock Purchase Plan USA.

         To ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the year ending December 31, 1999: There were 15,273,471 votes for ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits:


             Exhibit Number              Description
             --------------              -----------

                   11                    Computation of Earnings Per Share
                   27                    Financial Data Schedule (For SEC
                                         Filing Purposes Only)

         (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AHL SERVICES, INC.
                                 (REGISTRANT)


Date: August 13, 1999            By: /s/ David L. Gamsey
                                     ------------------------------------------
                                     David L. Gamsey
                                     Vice President and Chief Financial Officer
                                     (On behalf of the Registrant and as Chief
                                     Accounting Officer)