Form 10-Q
period 1999-09-30
AHL SERVICES INC
filed 1999-11-15
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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
                                                     --------------

                                 Not Applicable
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   [X]    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,408,767 shares on November 10, 1999.

                               AHL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX


                                                                       Page No.
                                                                       --------

  PART I   FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited)
                  September 30, 1999 and December 31, 1998                 1

           Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended September 30, 1999 and 1998           2

           Condensed Consolidated Statements of Operations (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998            3

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998            4

           Notes to Condensed Consolidated Financial Statements            5

  ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8

  ITEM 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       13

  PART II  OTHER INFORMATION AND SIGNATURE

  ITEM 1.  Legal Proceedings                                              14

  ITEM 6.  Exhibits and Reports on Form 8-K                               14

  SIGNATURE                                                               15

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                              SEPTEMBER 30,   DECEMBER 31,
                                ASSETS                            1999           1998
                                                              -------------   ------------

CURRENT ASSETS:
Cash and cash equivalents                                      $  18,753       $ 18,239
Accounts receivable, less allowance for doubtful accounts
   of $2,920 and $1,952 in 1999 and 1998, respectively           158,433        103,570
Reimbursable customer expenses                                    14,384          4,184
Work-in-process                                                   14,579          4,711
Uniforms in service, net                                           2,935          2,457
Prepaid expenses and other                                         8,645          6,086
Deferred income taxes                                                487            563
                                                               ---------       --------
                  Total current assets                           218,216        139,810

Property and equipment, net                                       33,047         26,489
Intangibles, net                                                 281,358        193,196
Other assets                                                         838          1,051
                                                               ---------       --------
                                                               $ 533,459       $360,546
                                                               =========       ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                               $  19,939       $ 16,159
Accrued payroll and other current liabilities                     64,925         58,654
Current portion of self-insurance reserves                         1,270            980
Income taxes payable                                               6,250          3,046
Current portion of long-term debt                                    279            388
                                                               ---------       --------
                  Total current liabilities                       92,663         79,227
                                                               ---------       --------

Long-term debt, less current portion                             216,417        169,338
                                                               ---------       --------
Self-insurance reserves, less current portion                      5,080          3,920
                                                               ---------       --------
Deferred income taxes                                              1,835          1,139
                                                               ---------       --------
Other non-current liabilities                                        772          1,234
                                                               ---------       --------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares
  authorized, 17,408,767 and 14,119,922 shares issued and
  outstanding, respectively                                          174            142
Preferred stock, no par value; 5,000,000 shares
  authorized, no shares outstanding                                   --             --
Foreign currency translation adjustment                           (1,586)            26
Paid-in capital                                                  176,660         80,827
Retained earnings                                                 41,444         24,693
                                                               ---------       --------
            Total shareholders' equity                           216,692        105,688
                                                               ---------       --------
                                                               $ 533,459       $360,546
                                                               =========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1999            1998
                                                                               ----            ----

Revenues                                                                    $ 217,357       $135,813
Cost of services                                                              150,369         94,505
                                                                            ---------       --------
Gross margin                                                                   66,988         41,308
Operating expenses:
   Field operating                                                             40,300         25,687
   Corporate, general and administrative                                        5,650          4,709
   Depreciation and amortization                                                4,994          2,022
                                                                            ---------       --------
Operating income                                                               16,044          8,890
   Interest expense                                                             3,425          1,472
   Other (income) expense, net
                                                                                  (62)             7
                                                                            ---------       --------
Income before income taxes                                                     12,681          7,411
   Income tax provision                                                         4,992          3,043
                                                                            ---------       --------
Net income                                                                  $   7,689       $  4,368
                                                                            =========       ========

Earnings per share:
 Net income per common and common equivalent share:
      Basic                                                                 $    0.44       $   0.31
                                                                            =========       ========
      Diluted                                                               $    0.43       $   0.30
                                                                            =========       ========
 Weighted average common and common equivalent shares:
      Basic                                                                    17,406         13,958
                                                                            =========       ========
      Diluted                                                                  18,040         14,579
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                -----------------
                                                                               1999           1998
                                                                               ----           ----

Revenues                                                                    $ 577,554       $ 319,184
Cost of services                                                              401,932         230,102
                                                                            ---------       ---------
Gross margin                                                                  175,622          89,082
Operating expenses:
   Field operating                                                            112,431          53,786
   Corporate, general and administrative                                       15,352          13,478
   Depreciation and amortization                                               13,295           5,695
                                                                            ---------       ---------
Operating income                                                               34,544          16,123
   Interest expense                                                             7,790           1,686
   Other income, net                                                             (427)           (292)
                                                                            ---------       ---------
Income before income taxes                                                     27,181          14,729
   Income tax provision                                                        10,430           5,971
                                                                            ---------       ---------
Net income                                                                  $  16,751       $   8,758
                                                                            =========       =========

Earnings per share:
   Net income per common and common equivalent share:
      Basic                                                                 $    0.98       $    0.64
                                                                            =========       =========
      Diluted                                                               $    0.95       $    0.61
                                                                            =========       =========
   Weighted average common and common equivalent shares:
      Basic                                                                    17,093          13,726
                                                                            =========       =========
      Diluted                                                                  17,697          14,304
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                 -----------------
                                                                                1999            1998
                                                                                ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                   $  16,751       $   8,758
 Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization                                                13,295           5,695
    Gain on sales of property and equipment                                        (418)           (297)
    Changes in current assets and liabilities, net of assets of acquired
       businesses                                                               (66,163)        (19,613)
                                                                              ---------       ---------
       Net cash used in operating activities                                    (36,535)         (5,457)
                                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                                    (96,580)       (125,002)
Purchases of property and equipment                                              (9,486)         (7,603)
Proceeds from sales of property and equipment                                     1,490           1,654
Other activities, net                                                              (264)            (86)
                                                                              ---------       ---------
       Net cash used in investing activities                                   (104,840)       (131,037)
                                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of credit facility                                                  (189,069)        (64,038)
Borrowings under credit facility                                                250,290         196,700
Repayment of subordinated convertible debenture                                 (10,000)             --
Repayment of capital lease obligations                                           (4,006)             --
Repayment of long-term debt, net                                                     --            (423)
Proceeds from exercise of stock options                                             344             108
Net proceeds from follow-on offering                                             96,171              --
Other                                                                              (589)             --
                                                                              ---------       ---------
       Net cash provided by financing activities                                143,141         132,347
                                                                              ---------       ---------
Effect of exchange rates on cash and cash equivalents                            (1,252)             16
                                                                              ---------       ---------
Net change in cash and cash equivalents                                             514          (4,131)
Cash and cash equivalents at beginning of period                                 18,239          15,456
                                                                              ---------       ---------
Cash and cash equivalents at end of period                                    $  18,753       $  11,325
                                                                              =========       =========

CASH PAID DURING THE PERIOD FOR:
Interest                                                                      $   7,748       $     938
                                                                              =========       =========
Income taxes                                                                  $   7,266       $   4,131
                                                                              =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Long-term seller note payable issued for the Draefern acquisition             $   6,000       $      --
                                                                              =========       =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by AHL Services, Inc. ("AHL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and the results of its cash flows for the nine months ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K for such period.

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

         On April 30, 1999, AHL also acquired MM Zeitarbeit GmbH ("MM"), a German operational support staffing services provider, for $1.75 million in cash. MM provides outsourced light industrial services in the Bavaria region of Germany, operating within the same geographic region as TUJA, a light industrial services company acquired by AHL during 1998. Combined with the TUJA operations, MM creates greater density for AHL within the Bavaria region, and creates a broader base of clients for future growth. MM's 1998 revenues were over $3 million.

         On June 30, 1999, the Company acquired Excel Resourcing Limited ("Excel"), an industrial staffing company in the UK, for $3 million in cash. Excel had annual revenues of over $7 million in 1998.

         On June 30, 1999, the Company sold its UK bus transportation business to National Express Group, PLC. The shuttle bus business generated approximately $6 million in 1998 revenues. This divestiture allowed AHL to retire approximately $4 million in capital lease obligations.

         On July 27, 1999, the Company acquired Draefern Holdings, PLC ("Draefern"), an industrial staffing company in the U.K., for $18 million in cash and a seller note payable issued for $6 million plus potential contingent consideration. Draefern had trailing twelve-month revenues of approximately $30 million.

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

3. ACQUISITIONS SUBSEQUENT TO QUARTER END - On September 30, 1999, subsequent to the quarter end of the Company's U.S. operations (September 24, 1999), the Company acquired Continental Data, Inc. ("CDI"), a promotional fulfillment services company, for $5.2 million in cash. CDI had annual revenues of approximately $4.4 million in 1998.

         On October 1, 1999, the Company acquired Total Work Services, Ltd. (d/b/a Jobspot) ("Jobspot"), a light industrial staffing company in the UK, for $3.9 million in cash. The acquisition of Jobspot will add density to the Company's existing business in Southeast England which operates as Right Associates. Jobspot had annual revenues of over $6 million in 1998.

         On November 3, 1999, AHL acquired BMP, a German outsourced labor services company, for $2.7 million in cash. BMP provides outsourced skilled industrial services such as electricians and welders through four branch offices in Hanover, Germany, the same area where AHL already has a substantial industrial staffing operation. BMP creates a broader base of clients for future growth, enhances AHL's local operational efficiency and builds density. BMP had annual revenues of over $5 million in 1998.


4. BUSINESS SEGMENT INFORMATION - The following table presents information regarding the Company's operating segments (in thousands):


                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                    ------------------            -----------------
                                                                Operating                    Operating
                                                  Revenues       Income         Revenues       Income
                                                  --------      ---------       --------     ---------
1999
----
Aviation services                                 $ 54,678      $   4,854       $151,889      $ 11,706
Facility services                                   56,362          4,687        171,021        12,417
Operational services                                64,163          7,546        146,127        14,468
Marketing execution and fulfillment services        42,154          4,607        108,517        11,305
Corporate and other                                     --         (5,650)            --       (15,352)
                                                  --------      ---------       --------      --------
                                                  $217,357      $  16,044       $577,554      $ 34,544
                                                  ========      =========       ========      ========

1998
----
Aviation services                                 $ 48,441      $   4,428       $135,280      $ 11,660
Facility services                                   35,842          3,211        102,032         9,010
Operational services                                30,763          3,061         53,564         4,356
Marketing execution and fulfillment services        20,767          2,899         28,308         4,575
Corporate and other                                     --         (4,709)            --       (13,478)
                                                  --------      ---------       --------      --------
                                                  $135,813      $   8,890       $319,184      $ 16,123
                                                  ========      =========       ========      ========

5. COMPREHENSIVE INCOME - Other comprehensive income includes only foreign currency translation adjustments. The calculation of other comprehensive income is as follows (in thousands):



                          THREE MONTHS ENDED        NINE MONTHS ENDED
                             SEPTEMBER 30,             SEPTEMBER 30,
                          ------------------        -----------------
                           1999        1998         1999          1998
                           ----        ----         ----          ----

Net income                $7,689      $4,368      $ 16,751       $8,758
Other comprehensive
     income (loss)           816         337        (1,612)         424
                          ------      ------      --------       ------
Comprehensive income      $8,505      $4,705      $ 15,139       $9,182
                          ======      ======      ========       ======


6. LEGAL MATTERS - As reported in the Quarterly Report on Form 10Q for the quarter ended June 30, 1999, AHL learned that the U.S. Attorney's Office for the Eastern District of Pennsylvania is investigating prior recruiting and training practices and other matters at the Philadelphia location of Argenbright Security, Inc. ("Argenbright Security"), a subsidiary of the Company, and that Argenbright Security is a target of this investigation. The Company believes that certain employees, who have since been terminated, may have violated FAA regulations, as well as Company policies and procedures in these matters. The FAA has reviewed Argenbright Security's other major airport locations and has not uncovered any similar issues. The Company has been informed that the matters being investigated are limited to the operations of the Philadelphia office, and the Company does not believe that the matters under review represent a systemic problem. Since learning of the issues, the Company has taken the necessary actions to ensure compliance with all FAA regulations and Company policies and procedures in Philadelphia. Additionally, management has reviewed this investigation with the major clients of its Philadelphia operations and the Company does not believe that this investigation has had any adverse affect on its relationship with these clients.

         The Company is cooperating with the U.S. Attorneys' Office in this investigation and believes this investigation may be concluded in the next several months. In the third quarter of 1999, the Company accrued $500,000 to cover potential attorneys' fees and expenses associated with this investigation. This expense was recorded in corporate, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 Revenues increased $81.6 million, or 60%, to $217.4 million for the third quarter of 1999 from $135.8 million in the third quarter of 1998. Third quarter 1999 revenues included approximately $62.0 million attributable to acquisitions owned less than one year and third quarter 1998 revenues included approximately $1.6 million attributable to the UK transportation business sold on June 30, 1999. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $55.9 million, or 59%, to $150.4 million for the third quarter of 1999 from $94.5 million in the third quarter of 1998. As a percentage of revenues, cost of services decreased to 69.2% for the third quarter of 1999 from 69.6% in the third quarter of 1998. This decrease was primarily due to the effect of the growth in revenues of the Company's higher margin marketing execution and fulfillment services businesses.

Gross margin increased $25.7 million, or 62%, to $67.0 million for the third quarter of 1999 from $41.3 million in the third quarter of 1998. As a percentage of revenues, gross margin improved to 30.8% for the third quarter of 1999 from 30.4% in the third quarter of 1998.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facility expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, maintenance, local sales and marketing activities. These expenses increased $14.6 million, or 57%, to $40.3 million for the third quarter of 1999 from $25.7 million in the third quarter of 1998. As a percentage of revenues, field operating expenses decreased slightly to 18.5% for the third quarter of 1999 as compared to 18.9% for the third quarter of 1998.

Corporate, general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $941,000, or 20%, to $5.7 million for the third quarter of 1999 from $4.7 million in the third quarter of 1998. As a percentage of revenues, these expenses decreased to 2.6% for the third quarter of 1999 from 3.5% in the third quarter of 1998. This percentage decrease was primarily due to better leveraging of corporate personnel, offset by the special one-time charge of $500,000 in the third quarter of 1999 related to potential legal fees and expenses associated with the Philadelphia location of Argenbright Security, Inc. (See Note 6 to the Condensed Consolidated Financial Statements).

Depreciation and amortization increased $3.0 million, or 147%, to $5.0 million for the third quarter of 1999 from $2.0 million in the third quarter of 1998. As a percentage of revenues, these expenses increased to 2.3% for the third quarter of 1999 from 1.5% in the third quarter of 1998. The increase was primarily due to the depreciation and amortization expense of acquisition related fixed and intangible assets.

Operating income increased $7.1 million, or 81%, to $16.0 million for the third quarter of 1999 from $8.9 million in the third quarter of 1998. As a percentage of revenues, operating income improved to 7.4% for the third quarter of 1999 from 6.6% in the third quarter of 1998.

Interest expense increased $1.9 million to $3.4 million for the third quarter of 1999 from $1.5 in the third quarter of 1998. Interest expense increased in 1999 due to the use of the Company's credit facility to fund acquisitions.

Income tax provision increased $2.0 million, or 64%, to $5.0 million for the third quarter of 1999 from $3.0 million in the third quarter of 1998. The Company provided income taxes at a rate of 39.4% in the third quarter of 1999 and 41.1% in the third quarter of 1998. The decrease in the effective tax rate in 1999 as compared to 1998 is due to the change in business mix by country as a result of acquisitions.

Net income increased $3.3 million, or 76%, to $7.7 million, or 3.5% of revenues, for the third quarter of 1999 from net income of $4.4 million, or 3.2% of revenues, in the third quarter of 1998.

OPERATING RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 Revenues increased $258.4 million, or 81%, to $577.6 million for the nine months ended September 30, 1999 from $319.2 million for the nine months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 included approximately $199.4 million attributable to acquisitions owned less than one year and third quarter 1998 revenues approximately $1.6 million attributable to the UK transportation business sold on June 30, 1999. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

Cost of services increased $171.8 million, or 75%, to $401.9 million for the nine months ended September 30, 1999 from $230.1 million for the nine months ended September 30, 1998. As a percentage of revenues, cost of services decreased to 69.6% for the nine months ended September 30, 1999 from 72.1% for the nine months ended September 30, 1998. This decrease was primarily due to the effect of the growth in revenues of the Company's higher margin marketing execution and fulfillment services businesses.

Gross margin increased $86.5 million, or 97%, to $175.6 million for the nine months ended September 30, 1999 from $89.1 million for the nine months ended September 30, 1998. As a percentage of revenues, gross margin improved to 30.4% for the nine months ended September 30, 1999 from 27.9% for the nine months ended September 30, 1998.

Field operating expenses increased $58.6 million, or 109%, to $112.4 million for the nine months ended September 30, 1999 from $53.8 million for the nine months ended September 30, 1998. As a percentage of revenues, field operating expenses increased to 19.5% for the nine months ended September 30, 1999 from 16.9% for the nine months ended September 30, 1998. This percentage increase was primarily attributable to the facility expenses of the Company's acquisitions in the marketing execution and fulfillment services segment.

Corporate, general and administrative expenses increased $1.9 million, or 14%, to $15.4 million for the nine months ended September 30, 1999 from $13.5 million for the nine months ended September 30, 1998. As a percentage of revenues, these expenses decreased to 2.7% for the nine months ended September 30, 1999 from 4.2% for the nine months ended September 30, 1998. This percentage decrease was primarily due to better leveraging of corporate personnel, offset by the special one-time charge of $500,000 in the third quarter of 1999 related to potential legal fees and expenses associated with the Philadelphia location of Argenbright Security, Inc. (See Note 6 to the condensed consolidated financial statements).

Depreciation and amortization increased $7.6 million, or 133%, to $13.3 million for the nine months ended September 30, 1999 from $5.7 million for the nine months ended September 30, 1998. As a percentage of revenues, these expenses increased to 2.3% for the nine months ended September 30, 1999 from 1.8% for the nine months ended September 30, 1998. This increase was primarily due to the depreciation and amortization expense of acquisition related fixed and intangible assets.

Operating income increased $18.4 million, or 114%, to $34.5 million for the nine months ended September 30, 1999 from $16.1 million for the nine months ended September 30, 1998. As a percentage of revenues, operating income improved to 6.0% for the nine months ended September 30, 1999 from 5.1% for the nine months ended September 30, 1998.

Interest expense increased $6.1 million to $7.8 million for the nine months ended September 30, 1999 from $1.7 for the nine months ended September 30, 1998. Interest expense increased in 1999 due to the use of the Company's credit facility to fund acquisitions.

Other income, net, increased $135,000 to $427,000 for the nine months ended September 30, 1999 from $292,000 for the nine months ended September 30, 1998 as a result of the gain on the Company's sale of its UK bus transportation business which occurred on June 30, 1999.

Income tax provision increased $4.4 million, or 75%, to $10.4 million for the nine months ended September 30, 1999 from $6.0 million for the nine months ended September 30, 1998. The Company provided income taxes at a rate of 38.4% in 1999 and 40.5% in 1998. The decrease in the effective tax rate for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is due to the change in business mix by country as a result of the acquisitions made after the second quarter of 1998.

Net income increased $8.0 million, or 91%, to $16.8 million, or 2.9% of revenues, for the nine months ended September 30, 1999 from net income of $8.8 million, or 2.7% of revenues, for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $36.5 million for the nine months ended September 30, 1999 compared to $5.5 million for the nine months ended September 30, 1998. This increase was primarily the result of an increase of $15.6 million in net income before depreciation and amortization offset by $46.6 million of changes in working capital due to increases in accounts receivable as a result of the Company's acquisitions, the growth in revenues and the timing of payments of accounts payable and accrued expenses, primarily relating to the Company's marketing execution and fulfillment services businesses acquired. Cash used in investing activities for the nine months ended September 30, 1999 was $104.8 million compared to $131.0 million for the nine months ended September 30, 1998. The use of cash for investing activities was principally a result of the acquisitions made during those periods. Cash provided by financing activities for the nine months ended September 30, 1999 was $143.1 million compared to $132.3 million for the nine months ended September 30, 1998. In January 1999, the Company completed a follow-on public offering of its common stock. The Company issued 3,255,570 shares at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $96.1 million, of which the Company used a portion to repay a $10 million subordinated convertible debenture. The remaining $86.1 million was used to reduce the outstanding balance under the credit facility.

Capital expenditures were approximately $9.5 million for the nine months ended September 30, 1999 compared to $7.6 million for the nine months ended September 30, 1998. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations, including equipment and management information systems.

Effective October 15, 1999, the Company expanded its credit facility to $375 million with a syndicate of banks led by First Union National Bank. The Company plans to utilize the facility to grow its business through strategic acquisitions. At September 30, 1999, there was approximately $167 million of availability remaining under the expanded credit facility.

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

The Company's response is being conducted in phases. First, all relevant computer systems were assessed as to functionality and to determine Year 2000 compliance. Second, for those systems and software found to be non-compliant or in need of upgrading, corrective steps have been taken. Corrective steps primarily relate to development and purchasing of system software and hardware. The Company has substantially completed the corrective and testing phases and is well into the implementation phase. The Company has substantially completed all remediation and replacement of internal information systems. The Company's objective is to complete final testing and certification for Year 2000 readiness by November 30, 1999.

The Company presently believes that, with planned conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has identified its significant clients and vendors that it believes, at this time, to be critical to the Company's business operations, and steps have been taken to ascertain their respective stages of readiness through the use of questionnaires, interviews, and other available means to determine the progress that those clients and vendors are making in remediating their own Year 2000 issues. The Company is requesting that significant clients and vendors certify those products and services to be Year 2000 compliant. However, there can be no assurance that the information systems provided by or utilized by other companies which affect the Company's operations will be timely revised in such a way as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption.

COST OF COMPLIANCE - The Company is replacing its non-compliant systems. Preliminary estimates for these new systems were in the range of $2.75 to $3.50 million. To date, the Company has incurred capital expenditures of approximately $2.5 million. The Company's Year 2000 project costs are not expected to have a material impact on its results of operation or financial condition.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY RISK - A substantial amount of the Company's revenues are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the German deutsche mark), with a significant amount of operating income being derived from operations in the United Kingdom and Germany. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates because, historically, the annual impact of foreign currency fluctuations on the Company has been insignificant.

INTEREST RATE RISK - The Company maintains a credit facility, an interest rate swap agreement and other long-term debt which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's five-year credit facility had a balance outstanding at September 30, 1999 of $208.0 million, which was at a variable rate of interest. In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement with a notional amount of approximately $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $50.0 million. The fair value of the new swap agreement at September 30, 1999 approximates the value when entered into in May 1999. Thus, if the Company were to unwind the swap agreement, no material gain or loss would be recognized. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt by approximately $5.5 million. Fair values were determined from discounted cash flows.

PART II - OTHER INFORMATION AND SIGNATURE

Item 1 - Legal Proceedings

         As reported in the quarterly report on Form 10Q for the quarter ended June 30, 1999, AHL learned that the U.S. Attorney's Office for the Eastern District of Pennsylvania is investigating prior recruiting and training practices and other matters at the Philadelphia location of Argenbright Security, Inc. ("Argenbright Security"), a subsidiary of the Company, and that Argenbright Security is a target of this investigation. The Company believes that certain employees, who have since been terminated, may have violated FAA regulations, as well as Company policies and procedures in these matters. The FAA has reviewed Argenbright Security's other major airport locations and has not uncovered any similar issues. The Company has been informed that the matters being investigated are limited to the operations of the Philadelphia office, and the Company does not believe that the matters under review represent a systemic problem. Since learning of the issues, the Company has taken the necessary actions to ensure compliance with all FAA regulations and Company policies and procedures in Philadelphia. Additionally, management has reviewed this investigation with the major clients of its Philadelphia operations and the Company does not believe that this investigation has had any adverse affect on its relationship with these clients.

         The Company is cooperating with the U.S. Attorneys' Office in this investigation and believes this investigation may be concluded in the next several months. In the third quarter of 1999, the Company accrued $500,000 to cover potential attorneys' fees and expenses associated with this investigation. This expense was recorded in corporate, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.


    Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:


                 Exhibit Number              Description
                 --------------              -----------

                       11                    Computation of Earnings Per Share
                       27                    Financial Data Schedule (For SEC
                                             Filing Purposes Only)

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AHL SERVICES, INC.
                                (REGISTRANT)


Date: November 15, 1999         By:  /s/ David L. Gamsey
                                     ------------------------------------------
                                     David L. Gamsey
                                     Vice President and Chief Financial Officer
                                     (On behalf of the Registrant and as Chief
                                     Accounting Officer)