Form 10-K
period 1999-12-31
AHL SERVICES INC
filed 2000-03-28
CIK 1030740

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1999

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

    Title of each class               Name of each exchange on which registered
    Common Stock, $.01 per share               The Nasdaq Stock Market

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing sale price on The Nasdaq Stock Market) on March 17, 2000 was approximately $94,900,000. As of March 17, 2000, there were 16,474,292 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 9, 2000 are incorporated by reference in
Part III.

                               AHL SERVICES, INC.

                               TABLE OF CONTENTS

ITEM NO.                                                                                                   PAGE NO.
--------                                                                                                   --------
PART I   .........................................................................................................1
ITEM 1.  BUSINESS.................................................................................................1
 Industry Overview................................................................................................1
 Strategy ........................................................................................................2
 Services Provided................................................................................................4
 Acquisitions.....................................................................................................8
 Contract Terms...................................................................................................9
 Sales and Marketing..............................................................................................9
 Workforce Management.............................................................................................9
 Management Information Systems..................................................................................10
 Competition.....................................................................................................11
 Government Regulation...........................................................................................11
 Risk Management and Safety......................................................................................14
ITEM 2   PROPERTIES..............................................................................................14
ITEM 3   LEGAL PROCEEDINGS.......................................................................................14
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................15
ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT....................................................................15
PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................17
ITEM 6.  SELECTED FINANCIAL DATA.................................................................................18
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................................................................19
 Overview .......................................................................................................19
 Results of Operations...........................................................................................21
 Fiscal 1999 Compared to Fiscal 1998.............................................................................21
 Fiscal 1998 Compared to Fiscal 1997.............................................................................22
 Quarterly Results and Seasonality...............................................................................24
 Liquidity and Capital Resource..................................................................................25
 Forward-Looking Statements......................................................................................26
 Inflation  .....................................................................................................27
 Year 2000 Issues................................................................................................27
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................27
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................27
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................................28
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................29
ITEM 11. EXECUTIVE COMPENSATION..................................................................................29
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................29
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................29
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K......................................30

                                     PART I

ITEM 1.  BUSINESS

         AHL Services, Inc. ("AHL") is a leading multi-national provider of outsourced business services. AHL provides management, processes, technology and labor for operational, marketing and customer service functions. AHL's clients are located throughout the United States and Europe. To service them, AHL has 113 North American offices and 117 offices in Europe. AHL was founded in 1979.

         AHL provides outsourced services along four major business lines:

         - Marketing Support Services, such as consumer and trade fulfillment, in-store merchandising and customer service. AHL provides fulfillment and customer service support for e-commerce through its e-fulfillment.com business unit;
         - Aviation Services, such as pre-departure screening, passenger profiling, baggage and cargo handling, skycap and wheelchair assistance;
         - Facility Services, such as commercial security, access control and shuttle bus transportation; and
         - Operational Support Services, such as labor for assembly, warehousing, shipping and electrical and mechanical tasks.

         AHL professionally manages a large workforce that performs tasks that its clients frequently regard as outside their core businesses. By assuming responsibility for these tasks, AHL seeks to improve the quality of the non-core operations of its clients and to reduce their costs. AHL's services are generally performed under long-term contracts, which have provided a significant source of predictable and recurring revenues. AHL focuses on developing and maintaining long-term client relationships.

         AHL has achieved significant growth in recent years, with its revenues achieving a compound annual growth rate of over 48% from 1995 to 1999. AHL has focused on internal growth and also made accretive acquisitions to provide complementary higher margin services to its clients. These acquisitions have substantially changed AHL's business mix, reducing its historical dependence on the aviation industry, and improved its operating margins. Operating income for fiscal 1999 increased 76% from fiscal 1998.


INDUSTRY OVERVIEW

         Many corporations and other institutions need to recruit, hire, train, motivate and manage large numbers of personnel to handle non-core functions in labor environments often characterized by relatively low pay and high turnover rates. Enterprises incur considerable expense and invest substantial amounts of management time in managing this process. These enterprises are increasingly contracting with specialized third party providers to better ensure long-term labor availability for support functions. Outsourced business services providers often are able to provide higher quality services at a lower cost than these enterprises are able to provide themselves. Outsourcing these functions shifts employment costs and responsibilities, such as workers' compensation, recruitment and turnover costs and changes in labor regulations, to outside vendors and allows enterprises to reduce the administrative overhead and time necessary to properly manage non-core functions.

         The market for outsourced business services has evolved as companies increasingly outsource non-core functions. The outsourcing company provides on-site management of staff, assumes responsibility for a particular function and shares in the economic benefits derived from improved execution of the function. These functions can include designing and implementing a solution for its client. As enterprises centralize purchasing decisions and seek to reduce the number of vendors with whom they do business, the ability of providers to offer national account capability and national and international coverage is growing in importance. These trends, as well as the increasing need for capital and management depth for growth, are creating consolidation opportunities in the highly fragmented contract staffing and outsourcing services industry.

         Marketing Support Services. Recent trends in the way marketers deliver their marketing messages and sell and deliver their goods, especially in light of the growth of Internet commerce, have resulted in growth in the outsourcing of marketing execution and fulfillment services. Marketing messages are delivered to more focused groups of customers through specialized point of purchase, direct marketing and telemarketing programs. In addition, product sales through the Internet and from catalogues are growing. Customers expect reliable, rapid delivery of their purchases with minimal delivery costs. Marketing execution and fulfillment companies specialize in managing the complexities of implementing these sales and marketing programs, including the receipt of orders, picking, packing and shipping of kits to retailers and product orders to customers, customer service, credit card processing, inventory management and database development. Due to the growing complexity of efficiently performing these tasks, clients are increasingly seeking larger, national vendors with capabilities to handle unique marketing programs, multiple types of order taking and delivery methods, and both large and small distribution volumes.

         Aviation Services. While airlines have historically outsourced certain functions, such as food service and pre-departure screening, they are increasingly outsourcing other functions not directly related to flight operations. Aviation service functions that are increasingly being outsourced include passenger profiling, baggage claim and check, sky cap, aircraft clean and search, wheelchair assistance, inter-gate cart, escorting of unaccompanied minors, ticketing and check-in, cargo handling and into-plane fueling. While the trend toward outsourcing labor management in Europe is not as developed as it is in the United States, AHL expects two trends to continue to increase demand for contract staffing of aviation services in Europe: (1) the privatization of major airlines, which should increase their focus on improving operating performance, and (2) the liberalization of airport authority licensing, which currently restricts the number of vendors that may provide services at a particular location.

         Facility Services. In addition to the general trends that have contributed to the growth of contract staffing and outsourcing services, several developments have contributed to the increased demand for facility support services in recent years. Increases in crime at commercial buildings, the greater value of both business equipment and various types of inventory, and growth in the size of many facilities have contributed to greater demand for access control and commercial security services. Businesses, educational institutions and governmental authorities are also adding fixed route, dedicated shuttle bus services as the scale of their physical facilities grows larger, the numbers of employees and students increase, and urban congestion and sprawl increase the need for transportation solutions.

         Operational Support Services. The trends toward outsourcing, increased specialization and an emphasis on productivity have led many enterprises to outsource task repetitive, labor intensive functions such as light assembly and manufacturing, warehousing and shipping. Each of these functions involves certain repetitive tasks, such as sorting, selecting, moving, packing and labeling various items. Third party providers are increasingly developing "best practices" for each of these functions in order to improve productivity and efficiency. Additionally, enterprises are increasingly utilizing contract staffing in order to manage their cost structures when faced with seasonality or other factors causing fluctuations in their volume of production. German companies have a tendency to outsource semi-skilled laborers, including mechanics, plumbers and electricians. Outsourcing businesses are generally able to charge higher billing rates for their semi-skilled workforce than for unskilled laborers, and assignments in Germany often have longer terms than in the United States and the United Kingdom.

STRATEGY

         AHL believes that there are significant opportunities to expand its business as existing clients and other large corporations and institutions utilize contract staffing and outsourcing solutions that will enable them to focus on their core competencies. Key elements of AHL's strategy include:

              Cross-Sell Services and Pursue New Opportunities. Throughout its history, AHL has focused on internal growth by offering high quality, value-added services, introducing and cross-selling new services to existing clients and expanding into new geographic markets. During fiscal 1999, AHL achieved an internal growth rate of 18 percent, continuing its strong historical trend. Maintaining this growth rate is a strong indicator of AHL's focus as an operating company. Each of AHL's business lines contributed to last year's strong performance. Aviation Services and Facility Services each grew by approximately 20 percent, thanks to expanded relationships with several airline customers and international delivery services carriers. Operational Support Services and Marketing Support Services also contributed to AHL's strong internal growth rate, demonstrating AHL's ability to integrate and grow its acquisitions effectively. AHL believes that its reputation for quality service has been critical in attracting new clients and retaining existing clients, as well as in securing contract renewals. Once AHL begins to provide a client with a particular service in a local market, it seeks to capitalize on its ability to provide that service in additional markets and to provide new services to the client. AHL believes there are substantial opportunities to expand relationships with existing clients by cross-selling the full range of its services. In addition, AHL believes its multinational capabilities and breadth of services allow it to compete effectively against companies that provide a more limited range of services.

              Develop Long-Term Client Relationships. AHL targets large corporations and institutions that have significant needs for outsourced business services. AHL has established long-term relationships with most of its large clients through preferred outsourcing vendor relationships. In addition, AHL has achieved an average annual retention rate of over 90% of contract billable hours over the last three fiscal years. These long-term relationships have provided AHL with a significant source of predictable and recurring revenues. Building and maintaining relationships with its clients' senior executives and local operating personnel is an important operating philosophy of AHL.

              Expand Margins by Changing its Business Mix and Leveraging its Density. Since its March 1997 initial public offering, AHL has added two lines of business -- Operational Support Services and Marketing Support Services. These higher margin businesses utilize AHL's core competency of workforce retention and management, and also include "value-added" elements such as e-fulfillment, program management and administration, advanced information systems and facilities for the storage and distribution of materials. By offering these value-added services, AHL believes it can better serve the needs of its clients and expand its operating margins. AHL has also expanded its operating margins by increasing the "density" in its existing lines of business in order to achieve economies of scale and leverage its corporate and field operating infrastructure.

              Focus on E-Commerce Initiatives. AHL's Marketing Support Services business has served the e-commerce marketplace since 1996, providing e-fulfillment and traditional fulfillment services. Taking advantage of this existing expertise and its extensive fulfillment and customer service infrastructure, AHL launched e-fulfillment.com, a new business unit supported by a brand and web site, during the fall of 1999. This integrated Internet fulfillment and customer service initiative is designed to assist companies by ensuring that their products get to customers quickly and seamlessly. Management believes e-fulfillment will grow into an extremely large market in a very short time. AHL's strategy is to move quickly in this segment to develop a leadership position. To execute the strategy, AHL formed a number of alliances with other companies. The alliances fall into two categories: strategic alliances that expand the capabilities to offer more complete solutions for clients and marketing alliances that enhance AHL's selling proposition. These existing and new alliances will allow AHL to substantially accelerate the development of its e-fulfillment.com business.

              Capitalize on Multinational Capabilities. Companies are increasingly centralizing purchasing decisions and seeking to reduce the number of vendors with whom they do business. As a result, the ability of outsourced business services providers to offer national and international coverage is growing in importance. Through its operations in 113 offices in North America and 117 offices in three European countries, AHL is able to service the multinational needs of its clients. AHL's multinational presence also reduces its reliance on the economic conditions in any single country. For example, AHL's three largest clients utilize AHL's services in both their United States and European operations. AHL believes its ability to provide a consistently high level of service at numerous locations worldwide provides it with a significant competitive advantage while strengthening and diversifying its economic base.

              Continue to Focus on Core Competency. AHL's core competency is its ability to recruit, hire, train, motivate and manage a large workforce to provide the non-core support services needed by its clients. AHL believes that it has achieved lower employee turnover rates than are typical in its lines of business, enabling it to provide higher levels of service while expanding its business. AHL believes its core labor management competencies can be leveraged across a wide range of contract staffing and outsourcing functions.

              Continue to Seek Strategic Acquisitions. AHL continues to seek selective accretive acquisitions in an effort to further develop its service offerings and geographic coverage. Since May 1997, AHL has completed 20 acquisitions, including nine acquisitions in 1999. Specifically, AHL has pursued acquisitions in the Operational Support Services and Marketing Support Services businesses, which represent a natural extension of AHL's previous lines of business and an opportunity to achieve higher operating margins. AHL believes that a disciplined acquisition program and an effective integration process allow it to leverage its existing infrastructure and capitalize on the fragmented nature of outsourced business services.

SERVICES PROVIDED

         The following table presents information with respect to the percentage of AHL's revenues by business line for the periods shown:

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                            ----------------------------------------
                         BUSINESS LINE                                         1999            1998            1997
                         -------------                                      ----------------------------------------
Aviation Services............................................                   26%             39%             58%
Facility Services............................................                   28%             29%             39%
Operational Support Services.................................                   26%             20%              3%
Marketing Support Services...................................                   20%             12%               *
                                                                               ---             ---             ---
         Total...............................................                  100%            100%            100%
                                                                               ===             ===             ===

*  Less than 1%.

         AVIATION SERVICES. AHL's performance during 1999 fueled continued growth in the Aviation Services business. AHL's 12,500 employees served more than 350 million passengers and nearly all of the world's largest airlines at 16 of the world's 20 busiest airports. AHL expanded its services into the Columbus (OH), Dallas, Miami, Newark, Ronald Reagan (Washington, D.C.), and Salt Lake City airports in the United States and in Liverpool in the United Kingdom. In addition, AHL renewed its contracts with British Airways in the United Kingdom for three additional years. At a time when airport security is increasingly an issue, AHL has invested in additional field personnel to ensure the quality of its services. Going forward, AHL will focus on new ways of improving the services for aviation clients as AHL works to build density at major airports.

         AHL is one of the largest providers of pre-departure screening and passenger profiling services in the United States and Europe. Pre-departure screening is a security procedure performed at all commercial airports in the United States and the United Kingdom under mandates of the Federal Aviation Administration ("FAA") and the United Kingdom Department of Transport and at many other airports throughout the world under similar mandates of other regulatory authorities. At pre-departure screening checkpoints, all passengers and other airport patrons must physically pass through a device called a magnetometer, designed to reveal the presence of metal objects, and all carry-on baggage and other items carried into the concourse or gate area must pass through an X-ray device to determine whether certain suspicious materials are present. Major airports at which AHL provides pre-departure screening services in the United States include Los Angeles International, New York - Kennedy and LaGuardia, Washington, D.C. - Ronald Reagan and Dulles, Denver International, Chicago - O'Hare, San Francisco, Orlando, Boston, Dallas, Miami and Salt Lake City.

         AHL provides profiling services in Europe. Passenger profiling seeks to identify a potential threat before it materializes by means of interviewing, document verification and behavioral analysis. This procedure results in the classification of the vast majority of passengers as low risk, thereby enabling more scrutiny to be focused on higher risk passengers. Management believes that if the FAA were to mandate profiling in the United States, AHL would be well-positioned to quickly implement profiling procedures for its U.S. clients.

         AHL prepares cargo and mail for flight by sorting, packaging and transporting the cargo and mail to and from airplanes. In some cases, AHL provides the actual staffing of customer counters and data input into the airline's cargo computer system, in addition to handling the cargo. Cargo services are provided in certain markets pursuant to outsourcing arrangements, under which AHL manages the entire process for its clients. AHL processes air cargo for several of its major aviation clients, including Delta Air Lines, United Airlines and Lufthansa Airlines. AHL also provides cargo services to Air China and SwissAir in New York and Cathay Pacific and Vanguard in Seattle pursuant to subcontracts from Delta Air Lines. In addition to cargo handling, AHL provides U.S. Postal Service mail handling for Delta Air Lines in selected locations.

         AHL provides guarding and control of airport entrances, checking of employee identification cards and baggage, guarding and control of employee parking lots and under-the-wing guarding of parked aircraft in Europe. Furthermore, AHL provides a variety of other aviation services to its airline clients, including baggage claim and check, aircraft clean and search, lost baggage delivery or replacement services, sky cap, wheelchair assistance, escorting of unaccompanied minors, inter-gate cart services and into-plane fueling.

         FACILITY SERVICES. AHL grew its Facilities Services business during 1999 by adding major new accounts in high-growth sectors, such as technology centers, communication companies, office towers and other commercial properties. The integration of UNICCO, a commercial security company acquired at the end of 1998, allowed AHL to improve operating efficiencies and strengthen its coverage in the Chicago, New York and Boston markets. In total more than 6,000 employees provide access control, security and shuttle bus transportation services at client facilities throughout the United States. During 2000, AHL will be focused on growing these services by adding operations for large global accounts, especially in major metropolitan areas where it already has a significant presence.

         AHL provides business and facility access control, special event security and uniformed security officer services to a broad range of commercial and governmental clients. AHL's access control personnel are used at office and government buildings, airports, hospitals, distribution centers, sports arenas, museums and other facilities.

         Depending on the needs of the client, security officers are on premises, often around-the-clock, to provide facility security, access control, personnel security checks and traffic and parking control and to guard against fire, theft, sabotage and safety hazards. AHL's security officers are trained to respond appropriately to emergency situations and report fires, intrusions, natural disasters, work accidents and medical crises to appropriate authorities. Fewer than one percent of AHL's security personnel are armed.

         AHL provides fixed route, dedicated shuttle bus services within the United States. The vehicles generally seat between 15 and 50 passengers. Under its shuttle bus contracts, AHL provides the shuttle bus and the driver. AHL currently provides:

         - campus shuttle services at The Georgia Institute of Technology, Emory University, and S.W. Texas State University;
         - corporate shuttle services between various facilities of The Coca-Cola Company, Georgia Power and Federal Express;

         - public parking shuttle services for the Memphis/Shelby County Airport Authority and the Nashville Airport Authority; and
         - employee transportation services from employee parking lots for Federal Express and Delta Air Lines.

         OPERATIONAL SUPPORT SERVICES. AHL provides staffing for Operational Support Services, which includes providing labor for assembly, warehousing, shipping, electrical and mechanical functions. Providing specialty staffing primarily to industrial companies in Germany and the United Kingdom continues to be an excellent opportunity for AHL. While outsourcing has been accepted in the United Kingdom for some time, it is a new and rapidly growing trend in Germany.

         During 1998, AHL began to make strategic acquisitions that established a presence in the United Kingdom and Germany. During 1999, AHL acquired five additional light industrial companies in Europe to increase its density in those markets.

         In the future, AHL will remain focused on light industrial staffing in both Germany and the United Kingdom. AHL believes continuing to increase its density will help to build additional business and revenues and improve operating efficiencies.

         MARKETING SUPPORT SERVICES. AHL's Marketing Support Services business unit grew rapidly during 1999 through new sales in fulfillment and customer service and through the addition of in-store merchandising services. By adding in-store services, AHL now has an end-to-end solution for promotional services. AHL provides traditional kit assembly, fulfillment and customer support services to get promotional materials to a store, and it provides a 17,000 person network of trained part time specialists who can effectively set up the promotional displays.

         In addition, AHL emerges from 1999 well positioned to capture future growth from the emerging demand for fulfillment and customer services created by e-commerce. AHL was one of the first companies to provide fulfillment and customer services for the e-commerce marketplace. During 1999, AHL announced a new initiative designed to enhance its position in this important growth market.

         e-fulfillment.com is the new website and brand name for AHL's e-services, which include business-to-business and business-to-consumer applications. AHL's extensive experience in the e-commerce market and its infrastructure of warehouses, customer service facilities and personnel enable e-fulfillment.com to provide accurate, timely fulfillment and quality Internet-enabled customer service.

         AHL continues to invest in technologies and new processes which build productivity and service quality for its clients. AHL has expanded use of radio frequency systems, added pick-to-light technology for its production lines and is adding more websites that allow clients to order and get information online. AHL has added e-mail, e-chat and voice-over Internet protocol features to its customer service systems. In addition, AHL is upgrading its warehouse systems to ensure real time tracking of inventory and orders.

         AHL's focus on quality was evident during 1999 as it continued to improve its performance regarding accuracy and timeliness. AHL received ISO 9000 certification for two additional facilities and successfully completed re-certification audits in three other facilities that had been previously certified. Certification of remaining facilities is expected to be completed over the next few months.

         AHL provides a comprehensive array of marketing support services, enabling it to execute and administer complex, multifaceted marketing programs for its clients. These programs include consumer and trade fulfillment, trade support services, e-commerce fulfillment and customer support services.

         Consumer and Trade Fulfillment Programs. AHL's execution and administration of consumer promotion programs and direct response fulfillment services typically involves:

         - receiving consumer orders (via mail, telephone or the Internet);
         - processing the order to check for compliance and validate materials submitted;
         - fulfilling the order by developing or selecting from inventory the refund, coupon, premium, sample or merchandise and packing, labeling and shipping it to the consumer;
         - reporting program results to the client, either by mail or electronically;
         - providing customer service regarding the product, promotion or order status; and
         - providing related data entry services, including information from warranty cards, credit cards and promotion media.

         Similarly, corporations use AHL's fulfillment services to distribute point-of-purchase displays, new product introduction literature, posters, banners, demonstration kits, signs, samples and other sales and marketing materials to distributors, retailers and other trade channels. In providing these services, AHL:

         - receives, stores, controls and manages inventory owned by the client;
         - prints and personalizes trade materials;
         - manages and coordinates shipment of materials;
         - provides database management and information processing services;
           and
         - operates call centers to process requests for information.

In providing trade materials and trade promotion fulfillment, AHL provides many of the same services it provides to clients utilizing its consumer promotion or direct response fulfillment services, including order receipt, processing, fulfillment, reporting and customer services.

         Trade Support Services. AHL executes trade support services for its clients that have extensive distribution or franchise networks. Services include:

         - the collection and sorting of memoranda and informational mailings, training and support materials, and other communications;
         - packaging and shipping the information; and
         - in-bound teleservices support to answer questions and solve problems for the client's trade channels.

         E-Commerce Fulfillment. AHL executes fulfillment services for clients who sell products over the Internet's World Wide Web. The services include:

         - receipt and tracking of client inventory;
         - storage of inventory in secured areas;
         - receipt of customer orders via the Internet;
         - fulfillment of orders by selecting from inventory the merchandise ordered and packing, labeling and shipping the merchandise to the consumer within 24 hours; and
         - production of reports, files, and transaction records transmitted to the client via the Internet.

Products fulfilled by AHL include personal computers, consumer electronics, housewares, sports and fitness equipment, vacation packages and specialty foods.

         Customer Support Services. AHL receives orders from consumers and also provides inbound customer service focusing on business-to-consumer applications, with increasing activity in business-to-business applications. AHL receives and processes orders from consumers and handles inquiries relating to billing, product information, product uses, product problems or concerns, and client services. AHL has particular expertise in utilities, housewares, electronics, publishing and packaged goods.

         In-Store Merchandising Services. AHL provides in-store merchandising and fulfillment services to major consumer products manufacturers and large retail chains. These services strengthen AHL's in-store presence at the point of purchase, increasing its opportunities with retailers and manufacturers who seek to outsource their in-store merchandising requirements. In-store merchandising is a logical extension of AHL's traditional business-to-business fulfillment activities. For example, not only can AHL pack and ship promotional materials, it can also fully execute the promotions at the store level. AHL now offers a more complete solution to its clients.

ACQUISITIONS

         AHL's management has extensive experience in identifying acquisition candidates, completing acquisitions and integrating acquired companies into its operating infrastructure. Since the completion of its initial public offering in March 1997, AHL has completed 20 acquisitions. Each acquired company had operating margins in excess of AHL's operating margin at the time of acquisition and was immediately accretive to earnings. Together these acquisitions have significantly increased AHL's presence in Europe, added new lines of business to AHL's operations and increased density in AHL's existing lines of business.

         The table on page 20 (Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview) provides certain information with respect to the acquisitions that AHL has completed during the three year period ended December 31, 1999.

CONTRACT TERMS

         A substantial portion of AHL's services are provided under long-term contracts, typically having terms of one to five years, which have provided AHL with a significant source of predictable recurring revenues. Although the terms of AHL's contracts vary significantly, AHL's Aviation Services and Facility Services businesses generally agree to provide a stated service level and clients generally agree to pay AHL an hourly rate for services provided. Certain of AHL's clients, especially in the cargo services area, are billed a fixed dollar amount per month for services performed. Under some contracts, AHL is entitled to rate increases when there are increases in the Federal minimum wage, notwithstanding that most of AHL's employees are paid at rates in excess of the Federal minimum wage. In the Marketing Support Services business, AHL generally enters into three year contracts with its clients, pursuant to which it agrees to provide services for a fixed number of programs per year. The scope and magnitude of the programs are determined by the client.

         Most contracts have multi-year terms and they are generally terminable by either party upon 30 to 90 days written notice. Most of the contracts entered into by AHL have been renewed or extended upon the expiration of their original terms. AHL has experienced an average annual retention rate of over 90% of its contracts over the last three fiscal years, excluding the United Kingdom transportation operations sold during 1999.

SALES AND MARKETING

         AHL targets large corporations and institutions that have significant contract staffing and outsourcing needs, marketing its services to potential clients through senior management, regional and district managers and a local sales force. As part of its operating philosophy, AHL emphasizes building and maintaining relationships with personnel at various levels of its clients' organizations, including relationships with both senior executives and local operating personnel.

         AHL is developing a national sales and marketing strategy, under which AHL will focus on cross-selling its services to its primarily Fortune 1000 clients. Furthermore, AHL has designated certain senior managers as responsible for specific national account relationships and is in the process of adding national account sales representatives.

WORKFORCE MANAGEMENT

         AHL's core competency includes recruiting, hiring, training, motivating and managing the large numbers of personnel required to provide many of the support services needed by its clients. AHL's district managers and their human resources staff have ongoing responsibility for hiring, recruiting and training AHL's local workforce.

         Recruiting. AHL has developed innovative recruiting methods that have been particularly effective in reaching targeted pools of prospective employees, in addition to utilizing traditional recruiting methods such as job fairs, trade journals, local advertising, and interviewing at vocational schools. After analyzing the demographics of each market, AHL seeks to establish relationships with community groups and leaders. For example, in a number of markets, AHL has found that senior citizens are an excellent source of potential employees for its pre-departure screening services and recruiters frequently visit senior citizen centers. AHL leverages these community relationships to provide a feeder into its employment pool and believes that current employees serve as effective recruiters for it. AHL believes these methods are more effective than more traditional recruiting methods.

         Hiring. Within the United States, every employee hired by AHL must complete a written application and provide proof of citizenship or resident alien status. Further, most employees are subject to a 10-year employment and criminal background check. Unlike many of its competitors, AHL requires mandatory pre-employment drug testing for all Aviation Services and Facility Services employees.

         In Europe, AHL screens potential applicants through a telephone interview, and each potential employee must complete a written application and undergo an examination that includes vision, hearing and psychological testing. An initial one-year background check is required for every new employee. Each European employee is hired subject to a three-month probationary period and continuity of employment is subject to a 20-year background check. Where legally permitted, employees in certain European countries are also subject to random drug testing.

         Training. AHL provides in-house classroom and on-the-job training programs for its hourly personnel through videos, guest lecturers and full-time trainers who are employed at AHL's major district locations. AHL is ISO 9002-certified in certain of its Marketing Support Services operations in the United States. AHL is the only organization approved by the United Kingdom Department of Transport (the "United Kingdom DOT") to provide aviation security training to personnel of the United Kingdom DOT, the agency that regulates aviation security matters in the United Kingdom.

         Retention. AHL believes that employee retention is critical to lowering operating costs and providing high quality service to its clients. Accordingly, AHL places significant emphasis on programs to motivate its employees and reduce employee turnover. Since inception, AHL has been able to provide quality service and expand its business despite the high employee turnover that is inherent in low wage, task-repetitive positions. AHL's "110% Club" recognizes employees for superior attendance, attitude, appearance and performance. Members receive quarterly bonuses and other rewards, and are recognized throughout AHL. AHL believes its historical retention rates are significantly higher than industry averages.

         Field Management. AHL has developed a management structure under which significant workforce decisions are made at the local level, thereby requiring field managers to assume responsibility for recruiting, hiring and retention. AHL's bonus system for regional and district managers is based upon achievement of specific performance objectives, including revenue, profitability, new business and client retention. Regional and district managers can earn bonuses of up to 35% of their base compensation by achieving all their objectives established annually by AHL. AHL has a stock option plan for key corporate and field management employees.

         Employees. As of December 31, 1999, AHL had 36,952 employees. Approximately 2,000 of its employees are covered by collective bargaining agreements. Each of these agreements was assumed by AHL in connection with an acquisition or an outsourcing contract previously held by another vendor. AHL considers its relations with its employees to be good. There currently is an effort by a union to organize 450 of AHL's Aviation Services employees at Los Angeles International Airport. The outcome of this effort is not known, but is not expected to have a material impact on operations.

MANAGEMENT INFORMATION SYSTEMS

         AHL's management information systems contribute significantly to its daily operations, financial performance and customer service. AHL has invested, and will continue to invest, resources in the development of systems to grow and support the business needs of its clients.

         In Aviation Services, AHL has implemented an application to help manage its large workforce effectively through integrated employee tracking, time recording and reporting. In Facility Services, AHL has implemented at certain locations an automated time capture application which confirms an employee is serving the customer as required. In Operational Support Services, AHL acquired several integrated scheduling and accounting systems through its acquisitions. In Marketing Support Services, AHL uses technology extensively. The state-of-the-art marketing and sales support applications and related infrastructure provide the business with order entry and inventory control automation, organized distribution facilities, efficient out-bound logistics, and valuable management database and reporting systems. Across all its business lines, AHL has utilized technology to simplify, automate and integrate the administrative and management reporting processes that serve its business units.

COMPETITION

         The contract staffing and outsourcing industry is extremely competitive and highly fragmented, with limited barriers to entry. Companies within the contract staffing and outsourcing industry compete on the basis of the quality of service provided, their ability to provide national and international services, the range of services offered, and price. AHL believes its competitive advantages include its reputation for providing high quality service and its ability to serve large clients in the United States and Europe. Most of AHL's competitors offer a more limited range of services and focus on a few specific industries.

         AHL competes in international, national, regional and local markets with outsourcing companies, specialized contract service providers and in-house organizations that provide services to potential clients and third parties. AHL's principal national competitors include:

         - Aviation Services -- ICTS International N.V. and International Total Services, Inc.;
         - Facility Services -- Burns International Services Corporation and The Wackenhut Corporation;
         - Operational Support Services -- Manpower, Inc., Kelly Services, Inc. and Adecco SA; and
         - Marketing Support Services -- Young America Corporation, StarTek, Inc., PSFweb, Inc., ClientLogic Corporation and DAMARK
           International, Inc.

         AHL also competes with numerous local and regional companies as well as divisions of several major staffing companies. Certain of AHL's competitors and potential competitors have significantly greater financial resources and larger operations than AHL.

GOVERNMENT REGULATION

         Current Regulations Relating to Aviation Security. AHL's business, particularly its aviation services line of business, is significantly affected by government regulation. The aviation security services provided by AHL are subject to extensive regulation by the FAA in the United States and comparable regulatory authorities in Europe. Aviation security in the United States is subject to regulations and directives issued by the FAA and to legislation enacted by the United States Congress. Under current regulations, responsibility for aviation security is shared between the FAA and various other federal, state and local agencies and industry participants (which include air carriers and airport authorities as well as independent contractors that perform services for or on behalf of these industry participants). The FAA conducts threat and vulnerability assessments and, through its regulatory authority, directs the aviation industry to implement measures that address existing and anticipated threat situations. The FAA also tests security measures at airports to assess vulnerabilities in current airport security systems. Any change in the FAA's directives relating to aviation security could affect AHL's operations in the aviation services business.

         Under FAA regulations, which the FAA has proposed to revise through rulemaking proceedings, each air carrier and airport authority must adopt and carry out an FAA-approved security program that provides for the safety of persons and property traveling in air transportation against acts of criminal violence and aircraft piracy. Air carriers are responsible for providing security measures for all people and items connected with their aircraft, including passengers, baggage, and maintenance and flight crews. Airport authorities are responsible for maintaining a secure environment on airport grounds and for providing law enforcement support and training. Each security program adopted by an airline must include:

         - the screening of passengers and their carry-on baggage, and other persons having access to controlled areas, to prevent the carriage aboard aircraft of weapons or explosive devices;
         - controlling access to aircraft, checked baggage and cargo;
         - appropriate controls on shipping of cargo; and
         - security inspection of any aircraft left unattended.

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

         Current FAA regulations require pre-departure screeners and their supervisors to undergo a 10-year criminal and employment background check and a five-year employment verification, and a fingerprint based criminal record background check if warranted, with the employer required to maintain records of these investigations throughout the term of employment. Airport operations and air carriers are required to audit employment history investigations. AHL believes that it complies with these standards.

         From time to time, the FAA issues directives requiring the implementation of specific actions by air carriers and airport authorities. For example, following the destruction of TWA flight 800 in July 1996, the FAA began to require additional passenger profiling for specified types of flights, matching of passengers and checked baggage, additional searching of aircraft cabins and cargo areas, additional physical searches of carry-on items and other enhanced security measures. AHL's business can be negatively or positively affected by any such directives.

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

         AHL is subject to random periodic testing by the FAA with regard to adherence to regulations relating to pre-departure screening and passenger profiling, hiring practices (including background checks, drug testing, training and individual employee file maintenance) and baggage handling. In the United Kingdom, the U.K. DOT also conducts testing relating to passenger and baggage handling, aircraft security, document verification and employee background checks. Any failure to meet these performance standards or to pass these tests may result in the loss of a contract or AHL's license to perform services, either of which is likely to have a material adverse effect on AHL's reputation, business, results of operations and financial condition.

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

         The Gore Commission included the heads of various federal agencies and was charged with making recommendations as to how the partnership between the U.S. government and industry participants can achieve improved aviation security. The Gore Commission issued its final report in February 1997 and included among its recommendations:

         - development of uniform performance standards for the selection, training and certification of pre-departure screening companies;
         - implementation of procedures for matching of passengers and checked baggage on a nationwide basis;
         - the continued development and implementation of an automated passenger profiling system; and
         - utilization of U.S. Customs Service personnel and computer systems to complement the efforts of the FAA and other federal agencies.

         The 1996 Act required that the FAA conduct a study and report to Congress on whether to transfer certain responsibilities of air carriers to either airport authorities or to the federal government or whether to provide for some other sharing of current responsibilities. This report has not yet been issued by the FAA. However, AHL believes that the FAA is likely to follow the final recommendation released by the Gore Commission, as described above. The 1996 Act directed the FAA to "certify" companies that provide pre-departure screening, continue to assist air carriers in developing computer-assisted passenger profiling programs, assess programs for matching of passengers and checked baggage that are currently being utilized in the industry on a test basis, and report on changes to enhance and supplement the screening and inspection of cargo and mail shipments.

         On January 5, 2000, the FAA issued a Notice of Proposed Rulemaking addressing the certification of pre-departure screening companies, one of the recommendations of the Gore Commission. The proposed rule would require FAA certification for companies the airlines hire to perform security screening at airports to meet enhanced requirements. It would establish uniform standards for security screening company performance, strengthen training and testing standards for screeners, and impose more stringent experience and training requirements on screening company managers and instructors. The proposed rule would make screening companies accountable, along with air carriers, for screener performance and screener training. As discussed in the proposed rule, the FAA is currently developing and deploying threat image projection and computer based training. Threat image projection is an automated screener testing system that is installed onto existing X-ray machines and is used to project artificial threat images onto X-ray screens. Screeners' ability to detect these images is then used to evaluate individual performance and identify areas for additional training. It also gives the FAA objective data needed to achieve compliance with certification standards. The threat image projection system is a component of the Screener Proficiency Evaluation and Reporting System, a system that the FAA has been working with airlines to deploy, which aims to improve the training and monitoring of skills of screeners through computer-based training aids. The proposed rule would require that screening companies adopt and implement FAA-approved screening company security programs that would include threat image projection standards. The proposed rule also notes that the FAA anticipates making computer based training available for use, but does not anticipate requiring its use at this time. The comment period for the proposed rule ends April 4, 2000. The proposed rule does not identify a target date for implementing the new program.

         Regarding implementation of bag match and automated profiling systems, the FAA has developed an automated passenger profiling system referred to as Computer Assisted Passenger Screening ("CAPS"). Both CAPS and manual passenger screening systems are being used in the passenger bag match system, to select passengers' luggage which will either be examined by explosives detection systems or will not be allowed to be transported unless a passenger is on the flight. On January 1, 1998, several air carriers voluntarily implemented CAPS, and most other carriers have since opted to implement it as well.

         On April 19, 1999, the FAA issued a Notice of Proposed Rulemaking that would require additional security checks to the checked baggage of certain passengers on domestic flights carrying over 60 people. The proposed rule encourages the use of the CAPS system to select passengers whose checked luggage would be subject to additional security screenings. The proposed rule also permits alternatives, such as checking all baggage or matching each piece of checked luggage to its owner on a particular flight. The comment period for the proposed rule was extended to August 17, 1999. No final rule has been adopted.

         AHL cannot accurately predict the outcome of these or any future aviation security initiatives. However, any such initiatives could have a positive or an adverse effect on AHL.

         Other Applicable Regulations. In many European airports in which AHL operates, a license is required from the airport authority in order to perform services at the airport. Some airport authorities limit the number of licenses they issue. AHL is also required to maintain various licenses and permits from state and local government authorities in order to provide commercial security, shuttle bus and certain other services.

RISK MANAGEMENT AND SAFETY

         Because AHL's business is labor intensive, workers' compensation is a significant operating expense for AHL in the United States. In addition, AHL is exposed to possible claims by its clients' customers or employees, alleging discrimination or harassment by AHL's employees. AHL is also exposed to liability for the acts or negligence of its employees who cause personal injury or damage while on assignment, as well as claims of misuse of client proprietary information or theft of client property. AHL has adopted policies and procedures intended to reduce its exposure to these risks.

         AHL maintains insurance against these risks with policy limits it considers sufficient, subject to self insurance of $250,000 per incident and an aggregate stop-loss. In addition, AHL maintains aviation liability insurance of $500 million per incident. AHL establishes reserves in its financial statements for the estimated costs of pending claims as well as the estimated costs of incurred but not yet reported claims. The reserve for these unreported claims is based on prior experience. AHL's reserves are periodically revised, as necessary, based on developments related to pending claims. AHL's reserve for workers' compensation and automobile claims was $6.5 million as of December 31, 1999.

         AHL's risk management specialists, with the assistance of AHL's regional managers, are responsible for claims management and the establishment of appropriate reserves for the portion of claims not covered by insurance. AHL has a risk allocation program which provides local managers with financial incentives to improve safety performance by decreasing the number of workplace accidents. AHL has periodic safety committee meetings with its local managers and field employees, conducts defensive driving training sessions for its transportation employees, conducts routine safety inspections of local work sites and instructs personnel in proper lifting techniques in an effort to reduce the number of preventable accidents.


ITEM 2   PROPERTIES

         AHL maintains 230 offices in various metropolitan areas in North America and Europe. AHL's executive headquarters (9,700 square feet) and corporate operations (19,500 square feet) are located in Atlanta, Georgia in leased facilities. The initial term of the executive headquarters lease expires in November 2001.


ITEM 3   LEGAL PROCEEDINGS

         As initially reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, AHL learned that the U.S. Attorney's Office for the Eastern District of Pennsylvania is investigating prior recruiting and training practices and other matters at the Philadelphia location of Argenbright Security, Inc. ("Argenbright Security"), a subsidiary of AHL, and that Argenbright Security is a target of this investigation. AHL believes that certain employees, who have since been terminated, may have violated FAA regulations, as well as company policies and procedures in these matters. The FAA has reviewed other major airport locations of Argenbright Security and has not identified any similar situations. AHL has been informed that the matters being investigated are limited to the operations of the Philadelphia office, and AHL does not believe that the matters under review represent a systemic problem. Since learning of the issues, AHL has taken the necessary actions to ensure compliance with all FAA regulations and company policies and procedures in Philadelphia. Additionally, management has reviewed this investigation with the major clients of its Philadelphia operations and AHL does not believe that this investigation has had any adverse affect on its relationship with these clients. AHL is cooperating with the U.S. Attorneys' Office in this investigation and believes this investigation will be concluded in the first six months of 2000.

         AHL is involved in various routine litigation, disputes and claims in the ordinary course of business, primarily employee and customer contract issues. While an unfavorable outcome is possible, management is of the opinion that the resolution of these matters will not have a material effect on the results of operations or financial condition of AHL.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     AHL's executive officers and key employees are as follows:


EXECUTIVE OFFICERS:                              AGE                             POSITION
------------------                               ---                             --------
Frank A.  Argenbright, Jr..................      52    Chairman and Co-Chief Executive Officer
Edwin R.  Mellett..........................      61    Vice-Chairman and Co-Chief Executive Officer
Ronald F. Clarke...........................      44    President and Chief Operating Officer, United States
                                                       Outsourced Services
Thomas J.  Marano..........................      49    President and Chief Operating Officer, Marketing Services
Ernest Patterson...........................      53    Chief Executive, European Operations
David L.  Gamsey...........................      42    Chief Financial Officer

         Mr. Argenbright founded AHL in 1979 and has been its Chairman since that time. He has been Co-Chief Executive Officer since 1994. From 1979 to 1994, he was the Chief Executive Officer.

         Mr. Mellett has been Vice Chairman and Co-Chief Executive Officer of AHL since December 1994 and served on AHL's Advisory Board during 1994. From 1993 to 1994, he was a consultant and private investor. From 1984 to 1992, Mr. Mellett was Senior Vice President of The Coca-Cola Company, serving also as President of Coca-Cola Northern Europe from 1990 to 1992 and President of Coca-Cola USA from 1986 to 1988. From 1972 to 1984, Mr.
Mellett was President of the Food Services Division of PepsiCo.

         Mr. Clarke has been President and Chief Operating Officer, United States Outsourced Services of AHL since May 1999. From October 1998 to April 1999, Mr. Clarke was a private consultant. From 1995 to September 1998, Mr. Clarke was President of the Electronic Services Division of Automatic Data Processing, Inc. ("ADP"). From 1990 to 1995, he was Senior Vice President of Marketing for ADP.

         Mr. Marano has been President and Chief Operating Officer, Marketing Services of AHL since May 1999. From July 1997 to April 1999, he was President and Chief Operating Officer - United States Operations of AHL. From 1990 to June 1995, Mr. Marano was Vice President and a Global Customer Director for The Coca-Cola Company, and from 1986 to 1990, he was Vice President of U.S. Sales, Fountain Division, of The Coca-Cola Company. From 1985 to 1986, Mr. Marano was Vice President of U.S. Sales of Apple Computer.

         Mr. Patterson has been Chief Executive, European Operations of AHL since June 1997. From 1996 to 1997, Mr. Patterson was a Group Chief Executive Officer for National Express Group PLC. From 1990 to 1996, he was the Chief Executive Officer, Worldwide Distribution Services for B.E.T. PLC, and from 1985 to 1990, he was the Managing Director of a foreign subsidiary of B.E.T. PLC.

         Mr. Gamsey has been Chief Financial Officer of AHL since September 1995. From 1988 to September 1995, Mr. Gamsey was a Managing Director of Investment Banking of PricewaterhouseCoopers LLP (formerly Price Waterhouse
LLP). From 1987 to 1988, Mr. Gamsey was Chief Financial Officer of Visiontech, Inc., and from 1979 to 1987, Mr. Gamsey was a Senior Audit Manager for Arthur Andersen LLP. Mr. Gamsey is a Certified Public Accountant.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         AHL completed its initial public offering on March 27, 1997 at $10.00 per share and, since that date, its common stock has traded on the Nasdaq National Market under the symbol "AHLS." The following table sets forth the high and low sales prices per share for the common stock, for the periods indicated, as reported by the Nasdaq National Market.

                                                                HIGH       LOW
                                                               -------   -------

           1999:
                First Quarter.............................     $37.375   $18.000
                Second Quarter............................      30.563    19.938
                Third Quarter.............................      31.625    23.750
                Fourth Quarter............................      28.250    16.000

           1998:
                First Quarter.............................      32.625   $21.000
                Second Quarter............................      39.375    29.969
                Third Quarter.............................      42.125    27.438
                Fourth Quarter............................      33.750    21.750

         On March 17, 2000, the last sale price of the common stock as reported on the Nasdaq National Market was $11.375 per share, and there were 33 holders of record of the common stock.

         AHL has never paid any cash dividends on its common stock, and the board of directors currently intends to retain all earnings for use in AHL's business for the foreseeable future. AHL's credit facility prohibits the payment of dividends. Any future payment of dividends will depend upon AHL's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of AHL are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and AHL's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected financial data presented below as of and for each of the fiscal years in the five year period ended December 31, 1999 have been derived from AHL's financial statements which have been audited by Arthur Andersen LLP, independent public accountants (in thousands, except per share data).

                                                                 FISCAL YEAR ENDED DECEMBER 31,(1)
                                            -------------------------------------------------------------------------------
                                              1999            1998            1997               1996               1995
                                            ---------       ---------       ---------          ---------          ---------

STATEMENT OF OPERATIONS DATA:
Revenues .............................      $ 814,488       $ 476,357       $ 276,013          $ 210,153          $ 168,601
Cost of services .....................        570,195         340,341         204,512            155,926            124,491
                                            ---------       ---------       ---------          ---------          ---------
     Gross margin ....................        244,293         136,016          71,501             54,227             44,110
Operating expenses:
   Field operating ...................        158,315          81,396          40,722             33,334             26,431
   Corporate general and
       administrative ................         22,982          19,590          14,840             11,692             10,938
   Depreciation and
       amortization ..................         18,435           9,665           5,234              4,158              3,897
                                            ---------       ---------       ---------          ---------          ---------
   Operating income ..................         44,561          25,365          10,705              5,043              2,844
Interest expense .....................         12,557           3,837           1,159              1,726              1,309
Other income, net ....................           (385)           (304)           (723)              (301)              (820)
                                            ---------       ---------       ---------          ---------          ---------
   Income before income taxes
       and extraordinary charges .....         32,389          21,832          10,269              3,618              2,355
Income tax provision .................         12,795           8,709           3,850              1,447                917
                                            ---------       ---------       ---------          ---------          ---------
   Income before extraordinary
       charges .......................         19,594          13,123           6,419              2,171              1,438
Extraordinary charges, net of
   taxes (2) .........................             --              --            (385)                --                 --
                                            ---------       ---------       ---------          ---------          ---------
   Net income ........................      $  19,594       $  13,123       $   6,034          $   2,171          $   1,438
                                            =========       =========       =========          =========          =========
Net income per share - diluted .......      $    1.11       $    0.91       $    0.55 (3)      $    0.26 (4)      $    0.17 (4)
                                            =========       =========       =========          =========          =========
Weighted average common and
   common equivalent shares -
   diluted ...........................         17,710          14,419          10,960              8,433 (4)          8,353 (4)
                                            =========       =========       =========          =========          =========

                                                                          DECEMBER 31,
                                            -------------------------------------------------------------------------------
                                              1999            1998            1997               1996               1995
                                            ---------       ---------       ---------          ---------          ---------

BALANCE SHEET DATA:
Working capital ......................      $ 104,706       $  60,583       $  42,823          $  17,353          $  13,216
Total assets .........................        538,545         360,546         109,794             51,953             40,687
Long-term debt, net of current
   portion ...........................        216,148         169,338           3,495             19,706             14,609
Shareholders' equity .................        220,356         105,688          74,531              5,409              3,577

---------

(1) AHL's United States operations fiscal year ends on the last Friday in December. Each of the fiscal years 1995 through 1998 consists of 52 weeks. Fiscal year 1999 consists of 53 weeks.

(2) In the second quarter of 1997, AHL recorded extraordinary charges resulting from the early extinguishment of debt associated with its initial public offering.
(3) Excluding the extraordinary charges, net income would have been $0.59 per share.
(4) Pro forma to give effect to the reorganization completed in February 1997. The reorganization included the contribution by Mr. Frank A. Argenbright, Jr. to AHL of all of the outstanding shares of common stock of Argenbright Holdings Limited, a holding company for AHL's United States operations, and The ADI Group Limited, a holding company for AHL's European operations.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         AHL Services, Inc. is a leading provider of contract staffing and outsourcing solutions, through which it professionally manages a large workforce that performs tasks that its clients frequently regard as outside their core businesses. Through its 113 offices in North America and 117 offices in Europe, AHL services the multinational needs of its primarily Fortune 1000 client base. AHL's services are generally performed under long-term contracts, which have provided it with a significant source of predictable recurring revenues.

         During the five years ended December 31, 1999, AHL has experienced significant growth. Revenues have grown from $168.6 million in 1995 to $814.5 million in 1999, representing a compound annual growth rate of 48%. AHL has focused on internal growth and made acquisitions of companies that have operating margins in excess of its operating margin at the time of acquisition and that were immediately accretive to earnings. These acquisitions have substantially changed AHL's product mix, reducing its dependence on the aviation industry and adding new lines of business. AHL intends to continue to seek selective, strategic accretive acquisitions in an effort to further develop its service offerings within its current lines of business, to add density within these lines of business, and to expand its geographic coverage. Specifically, AHL intends to further expand its Operational Support and Marketing Support Services businesses, which represent a natural extension of AHL's existing core lines of business and an opportunity to achieve higher operating margins.

         During the three years ended December 31, 1999, AHL completed 20 acquisitions. These acquisitions were financed with borrowings under AHL's five-year bank revolving credit facility (the "Credit Facility") and proceeds from its public offerings in March and October 1997 and January 1999.

         The table below provides certain information with respect to the acquisitions that AHL has completed for the years ended December 31, 1999, 1998 and 1997:

                                                           REVENUES
                                                            FOR THE
                                                          CALENDAR YEAR
                                                            PRIOR TO
  DATE OF                                                 ACQUISITION
ACQUISITION                       COMPANY                (IN MILLIONS)     HEADQUARTERS              SERVICES PROVIDED
-----------                       -------                -------------     ------------              -----------------

   1999:
   -----
December 1999          ServiceAdvantage..............        $15.0        Taylorville, IL         Marketing Support Services
October 1999           BMP...........................          5.0        Hanover, Germany        Operational Support Services
September 1999         Jobspot.......................          6.0        Southeast England       Operational Support Services
September 1999         CDI...........................          4.4        Minneapolis, MN         Marketing Support Services
July 1999              Draefern......................         30.0        Midlands England        Operational Support Services
June 1999              Excel.........................          7.0        Southeast England       Operational Support Services
April 1999             PIMMS.........................         40.0        Minneapolis, MN         Marketing Support Services
April 1999             MM............................          3.0        Munich, Germany         Operational Support Services
December 1998(1)       UNICCO........................         50.0        Boston, MA              Facility Services

  1998:
  -----
December 1998          Verfurth......................         20.0        Munster, Germany        Operational Support Services
August 1998            Right Associates..............         17.0        Southeast England       Operational Support Services
August 1998            EMD...........................         50.0        Frankfurt, Germany      Operational Support Services
July 1998              Gage Marketing ...............         80.0        Minneapolis, MN         Marketing Support Services
April 1998             TUJA..........................         16.0        Munich, Germany         Operational Support Services
February 1998          SES Staffing Solutions........         16.0        Baltimore, MD           Operational Support Services

   1997:
   -----
December 1997          Midwest Staffing..............          8.0        Chicago, IL             Operational Support Services
October 1997           RightSide Up..................          6.4(2)     Los Angeles, CA         Marketing Support Services
September 1997         Lloyd Creative Staffing.......         14.0        Chicago, IL             Operational Support Services
May 1997               USA Security..................          8.6        Hackensack, NJ          Facility Services
May 1997               Executive Aircraft Services...          2.4        London, England         Aviation Services

---------

(1) The UNICCO acquisition was completed on December 28, 1998, subsequent to the year end of AHL's United States operations. As such, the acquisition has been excluded from all fiscal 1998 financial statement information.
(2)      For the twelve months ended August 31, 1997.

RESULTS OF OPERATIONS

         The following table sets forth Consolidated Statement of Operations data as a percentage of revenues for the periods indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                 1999           1998           1997
                                                                -----          -----          -----

Revenues .............................................          100.0%         100.0%         100.0%
Cost of services .....................................           70.0           71.5           74.1
                                                                -----          -----          -----
   Gross margin ......................................           30.0           28.5           25.9
Operating expenses:
   Field operating ...................................           19.4           17.1           14.7
   Corporate general and administrative ..............            2.8            4.1            5.4
   Depreciation and amortization .....................            2.3            2.0            1.9
                                                                -----          -----          -----
     Operating income ................................            5.5            5.3            3.9
Interest expense .....................................            1.5            0.8            0.4
Other income, net ....................................           (0.0)          (0.1)          (0.2)
                                                                -----          -----          -----
     Income before income taxes and extraordinary
        charges ......................................            4.0            4.6            3.7
Income tax provision .................................            1.6            1.8            1.4
                                                                -----          -----          -----
     Income before extraordinary charges .............            2.4            2.8            2.3
Extraordinary charges, net of taxes ..................             --             --           (0.1)
                                                                -----          -----          -----
     Net income ......................................            2.4%           2.8%           2.2%
                                                                =====          =====          =====

FISCAL 1999 COMPARED TO FISCAL 1998

         Revenues increased $338.1 million, or 71%, to $814.5 million for fiscal 1999 from $476.4 million for fiscal 1998. Revenues for fiscal 1999 included approximately $258.2 million attributable to acquisitions owned less than one year and approximately $2.9 million attributable to the United Kingdom transportation business sold on June 30, 1999. Revenues for fiscal 1998 included approximately $6.2 million related to the United Kingdom transportation business. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

         Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $229.9 million, or 68%, to $570.2 million for fiscal 1999 from $340.3 million for fiscal 1998. As a percentage of revenues, cost of services decreased to 70.0% for fiscal 1999 from 71.5% for fiscal 1998. This decrease was primarily due to the effect of the growth in revenues of AHL's higher margin Marketing Support Services business unit.

         Gross margin increased $108.3 million, or 80%, to $244.3 million for fiscal 1999 from $136.0 million for fiscal 1998. As a percentage of revenues, gross margin improved to 30.0% for fiscal 1999 from 28.5% for fiscal 1998.

         Field operating expenses represent expenses which directly support field operations, such as each district's management, facilities expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, maintenance, local sales and marketing activities. Field operating expenses increased $76.9 million, or 95%, to $158.3 million for fiscal 1999 from $81.4 million for fiscal 1998. As a percentage of revenues, field operating expenses increased to 19.4% for fiscal 1999 from 17.1% for fiscal 1998. This percentage increase was primarily attributable to the facility expenses of AHL's Marketing Support Services business unit.

         Corporate general and administrative expenses include the cost of services AHL provides to support and manage its field activities. These expenses include corporate management, accounting and payroll, general administration, human resources management, professional fees, headquarters occupancy, marketing and management information services. Corporate general and administrative expenses increased $3.4 million, or 17%, to $23.0 million for fiscal 1999 from $19.6 million for fiscal 1998. As a percentage of revenues, these expenses decreased to 2.8% for fiscal 1999 from 4.1% for fiscal 1998. This percentage decrease was primarily due to better leveraging of corporate personnel.

         Depreciation and amortization increased $8.7 million, or 91%, to $18.4 million for fiscal 1999 from $9.7 million for fiscal 1998. As a percentage of revenues, these expenses increased to 2.3% for fiscal 1999 from 2.0% for fiscal 1998. This increase was primarily due to the depreciation and amortization expense of acquisition-related fixed and intangible assets.

         Operating income increased $19.2 million, or 76%, to $44.6 million for fiscal 1999 from $25.4 million for fiscal 1998. As a percentage of revenues, operating income improved to 5.5% for fiscal 1999 from 5.3% for fiscal 1998.

         Interest expense increased $8.8 million, or 227%, to $12.6 million for fiscal 1999 from $3.8 million for fiscal 1998. As a percentage of revenues, interest expense increased to 1.5% for fiscal 1999 from 0.8% for fiscal 1998 due to the use of AHL's Credit Facility to fund acquisitions and the increase in interest rates during 1999.

         Income tax provision increased $4.1 million, or 47%, to $12.8 million for fiscal 1999 from $8.7 million for fiscal 1998. AHL provided income taxes at a rate of 39.5% in fiscal 1999 and 39.9% in fiscal 1998. The decrease in the effective tax rate for fiscal 1999 as compared to fiscal 1998 is due to the change in business mix by country as a result of the acquisitions made during fiscal 1999 and 1998.

         Net income increased $6.5 million, or 49%, to $19.6 million, or 2.4% of revenues, for fiscal 1999 from net income of $13.1 million, or 2.8% of revenues, for fiscal 1998.


FISCAL 1998 COMPARED TO FISCAL 1997

         Revenues increased $200.4 million, or 73%, to $476.4 million for fiscal 1998 from $276.0 million for fiscal 1997. Of this increase, approximately $146.2 million was attributable to the acquisitions owned less than one year. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

         Cost of services increased $135.8 million, or 66%, to $340.3 million for fiscal 1998 from $204.5 million for fiscal 1997. As a percentage of revenues, cost of services decreased to 71.5% for fiscal 1998 from 74.1% for fiscal 1997. This decrease was primarily due to the effect of the growth in revenues of AHL's higher margin Marketing Support Services and Operational Support Services business units.

         Gross margin increased $64.5 million, or 90%, to $136.0 million for fiscal 1998 from $71.5 million for fiscal 1997. As a percentage of revenues, gross margin improved to 28.5% for fiscal 1998 from 25.9% for fiscal 1997.

         Field operating expenses increased $40.7 million, or 100%, to $81.4 million for fiscal 1998 from $40.7 million for fiscal 1997. As a percentage of revenues, field operating expenses increased to 17.1% for fiscal 1998 from 14.7% for fiscal 1997. This percentage increase was primarily attributable to the facility expenses of the Gage Marketing Support Services business acquired in July 1998.

         Corporate general and administrative expenses increased $4.8 million, or 32%, to $19.6 million for fiscal 1998 from $14.8 million for fiscal 1997. As a percentage of revenues, these expenses decreased to 4.1% for fiscal

1998 from 5.4% for fiscal 1997. This percentage decrease was primarily due to the better leveraging of corporate personnel.

         Depreciation and amortization increased $4.4 million, or 85%, to $9.7 million for fiscal 1998 from $5.2 million for fiscal 1997. As a percentage of revenues, these expenses increased to 2.0% for fiscal 1998 from 1.9% for fiscal 1997. This increase was primarily due to depreciation and amortization expense of acquisition-related fixed and intangible assets.

         Operating income increased $14.7 million, or 137%, to $25.4 million for fiscal 1998 from $10.7 million for fiscal 1997. As a percentage of revenues, operating income improved to 5.3% for fiscal 1998 from 3.9% for fiscal 1997.

         Interest expense increased $2.6 million, or 231%, to $3.8 million for fiscal 1998 from $1.2 million for fiscal 1997. Interest expense increased for 1998 due to the use of AHL's Credit Facility to fund acquisitions made in 1998, the most significant being the Gage Marketing Support Services and EMD acquisitions made in July 1998 and August 1998, respectively.

         Income tax provision increased $4.8 million, or 126%, to $8.7 million for fiscal 1998 from $3.9 million for fiscal 1997. AHL provided income taxes at a rate of 39.9% for fiscal 1998 and 37.5% for fiscal 1997. The increase for 1998 is due to the EMD and TUJA acquisitions in Germany, which has a higher corporate income tax rate than AHL's operations in the United States or the United Kingdom.

         AHL expensed extraordinary charges associated with its initial public offering during the second quarter of 1997 of $642,000, before income tax benefit of $257,000. The extraordinary charges consisted of the write-off of unamortized loan origination costs and debt discount.

         Net income increased $7.1 million, or 118%, to $13.1 million, or 2.8% of revenues, for fiscal 1998 from net income of $6.0 million, or 2.2% of revenues, for fiscal 1997.

QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth consolidated statements of operations data for the four quarters of fiscal 1999 and 1998. This quarterly information is unaudited but has been prepared on a basis consistent with AHL's audited consolidated financial statements presented elsewhere herein and, in AHL's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                             QUARTER ENDED
                                                     --------------------------------------------------------------
                                                     MARCH 31,        JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                       1999             1999             1999             1999
                                                     ---------        ---------      -------------     -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues .....................................       $ 170,638        $ 189,559        $ 217,357        $ 236,934
Cost of services .............................         119,728          131,835          150,369          168,263
                                                     ---------        ---------        ---------        ---------
   Gross margin ..............................          50,910           57,724           66,988           68,671
Operating Expenses:
   Field operating ...........................          33,751           38,379           40,300           45,885
   Corporate general and administrative ......           5,139            4,563            5,650            7,630
   Depreciation and amortization .............           4,003            4,298            4,994            5,140
                                                     ---------        ---------        ---------        ---------

     Operating income ........................           8,017           10,484           16,044           10,016
Interest expense .............................           2,126            2,239            3,425            4,767
Other (income) expense .......................             (30)            (335)             (62)              42
                                                     ---------        ---------        ---------        ---------
     Income before income taxes ..............           5,921            8,580           12,681            5,207
Income tax provision .........................           2,190            3,248            4,992            2,365
                                                     ---------        ---------        ---------        ---------
     Net income ..............................       $   3,731        $   5,332        $   7,689        $   2,842
                                                     =========        =========        =========        =========
     Earnings per share-diluted ..............       $    0.22        $    0.30        $    0.43        $    0.16
                                                     =========        =========        =========        =========

                                                                             QUARTER ENDED
                                                     --------------------------------------------------------------
                                                     MARCH 31,        JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                       1998             1998             1998             1998
                                                     ---------        ---------      -------------     -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues .....................................       $  84,500        $  98,871        $ 135,813        $ 157,173
Cost of services .............................          62,842           72,755           94,505          110,239
                                                     ---------        ---------        ---------        ---------
   Gross margin ..............................          21,658           26,116           41,308           46,934
Operating expenses:
   Field operating ...........................          12,764           15,057           25,538           28,037
   Corporate general and administrative ......           4,449            4,598            4,858            5,685
   Depreciation and amortization .............           1,656            2,017            2,022            3,970
                                                     ---------        ---------        ---------        ---------
      Operating income .......................           2,789            4,444            8,890            9,242
Interest expense .............................              37              177            1,472            2,151
Other (income) expense .......................            (282)             (17)               7              (12)
                                                     ---------        ---------        ---------        ---------
      Income before income taxes .............           3,034            4,284            7,411            7,103
Income tax provision .........................           1,210            1,717            3,043            2,739
                                                     ---------        ---------        ---------        ---------
      Net income .............................       $   1,824        $   2,567        $   4,368        $   4,364
                                                     =========        =========        =========        =========
      Earnings per share-diluted .............       $    0.13        $    0.18        $    0.30        $    0.30
                                                     =========        =========        =========        =========

         While the effects of seasonality on AHL's business often are less apparent due to the timing of the addition of new clients, the performance of new services for existing clients or the completion of acquisitions, AHL's revenues and operating margins tend to be lower in the first and fourth quarters of the fiscal year and highest in the third quarter of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $18.0 million for fiscal 1999 compared to cash provided by operating activities of $7.3 million for fiscal 1998. This change was primarily the result of an increase of $15.2 million in net income before depreciation and amortization offset by $40.6 million of changes in working capital due to the timing of billings of accounts receivable, which are slower for the acquired Marketing Support Services businesses, the growth in revenues and therefore accounts receivable, and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities for fiscal 1999 was $136.6 million compared to $160.0 million for fiscal 1998. The use of cash for investing activities was principally the acquisitions made during those periods. Cash provided by financing activities for fiscal 1999 was $147.5 million compared to $155.2 million for fiscal 1998. In January 1999, AHL completed a follow-on public offering of its common stock. AHL issued 3,255,570 shares at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $95.6 million, of which AHL used a portion to repay a $10.0 million subordinated convertible debenture. The remaining $85.6 million was used to reduce the outstanding balance under the Credit Facility.

         Cash provided by operating activities was $7.3 million for fiscal 1998 compared to cash used in operating activities of $2.6 million for fiscal 1997. This increase in cash from operating activities was primarily the result of an increase of $11.5 million in net income before depreciation and amortization offset by $1.0 million of changes in working capital. Cash used in investing activities for fiscal 1998 was $160.0 million compared to $26.8 million for fiscal 1997. The increased use of cash was principally the acquisitions made in 1998, which were larger than the acquisitions in 1997, and additional purchases of equipment for AHL's acquired Marketing Support Services businesses. Cash provided by financing activities for fiscal 1998 was $155.2 million compared to $43.1 million for fiscal 1997. The increase in cash provided by financing activities for 1998 was principally the result of additional borrowings under the Credit Facility in 1998 to fund the acquisitions.

         Capital expenditures were $14.5 million, $10.2 million and $4.7 million in fiscal 1999, 1998 and 1997, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of AHL's operations and management information systems. AHL's capital expenditures over the next several years, as a percentage of its revenues, are expected to be generally consistent with those of the most recent fiscal year.

         In connection with certain acquisitions, AHL has agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such earnouts could result in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill.

         AHL completed its initial public offering of common stock in March 1997, raising net proceeds of approximately $22.0 million. These proceeds were used to repay all outstanding amounts under AHL's Credit Facility, to repurchase an outstanding warrant, and to retire other outstanding acquisition-related debt. AHL completed a follow-on public offering in October 1997, raising net proceeds of approximately $41.0 million. These proceeds were used to repay outstanding debt used to fund acquisitions of approximately $16.0 million, with the balance used for general corporate purposes, including working capital to support AHL's growth and acquisitions. AHL completed another follow-on public offering in January 1999, raising net proceeds of approximately $95.6 million. These proceeds were used to repay outstanding indebtedness.

         Effective October 15, 1999, AHL expanded its Credit Facility from $250.0 million to $375.0 million with a syndicate of banks led by First Union National Bank and Citibank. At December 31, 1999, there was approximately $161.4 million of availability remaining under the Credit Facility.

         The amended Credit Facility allows AHL to repurchase up to $20.0 million of its common stock. AHL had not repurchased any common stock as of December 31, 1999. For the period January 1, 2000 through March 17, 2000, AHL had repurchased 935,600 shares at an average price of $10.79 per share.

         AHL believes that funds generated from operations, together with existing cash and borrowings under the Credit Facility, will be sufficient to finance its current operations, planned capital expenditure requirements, share repurchases and internal growth for at least the next several years. If AHL were to make a significant acquisition for cash, it may be necessary for AHL to obtain additional debt or equity financing.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report, and other written or oral statements made by or on behalf of AHL, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and AHL's future performance, as well as its expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of its plans with respect to developing the four business lines, its plans to continue to change its business mix, expectations relating to future acquisitions and its continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. AHL undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

         The following are some of the factors that could cause AHL's actual results to differ materially from the expected results described in AHL's forward-looking statements:

         - AHL's historical reliance on certain major clients and the aviation industry, and the consolidation, financial difficulties, and cyclicality of the airline industry;

         - AHL's ability to manage a business that has been growing both internally and through acquisitions, and management's ability to identify acceptable acquisition candidates, finance or complete acquisitions on favorable terms and integrate acquired businesses;

         - the high rates of personnel turnover and periodic shortages of personnel that affect the contract staffing and outsourcing industry. AHL may be required to increase the wages that it pays and the benefits that it provides in order to attract and retain a sufficient number of qualified employees;

         - the exposure of AHL's international operations to special risks, including trade barriers; risks of increases in duties, taxes and governmental royalties; social and severance costs; exchange controls; changes in laws and policies governing operations of foreign-based companies; national and regional labor strikes; political risks and risks of the new single European currency;

         - the impact of competition, including competition for labor and in other important aspects of AHL's business. AHL's primary competitors include outsourcing companies, specialized contract service providers and in-house organizations that provide services to potential clients and third parties. AHL's business is extremely competitive and highly fragmented;

         - the unfavorable outcome of any possible pending litigation, disputes or claims against AHL;

         - AHL's exposure to increasing unemployment insurance premiums and workers' compensation costs; and

         - general economic conditions which affect the overall level of economic activity, outsourcing and the availability of labor.

INFLATION

         AHL does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that AHL's business will not be affected by inflation in the future.

YEAR 2000 ISSUES

         AHL previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action. AHL's efforts included replacing and testing three basic aspects of its business operations: internal information technology ("IT") systems, including sales order processing, contract management, financial systems and service management; internal non-IT systems, including office and other equipment products; and material third-party relationships. Management believes AHL has completed all of the activities within its control to ensure that AHL's systems are Year 2000 compliant and AHL has experienced no interruptions to normal operations due to the start of the Year 2000.

         AHL's Year 2000 readiness capital costs were approximately $3.0 million. AHL funded these costs through its Credit Facility and such costs were generally not incremental to existing IT budgets; internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. AHL does not currently expect to apply any further funds to address Year 2000 issues.

         As of March 17, 2000, AHL has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. AHL will continue to monitor these third parties to determine the impact, if any, on the business of AHL and the actions AHL must take, if any, in the event of non-compliance by any of these third parties. Based upon AHL's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Foreign Currency Risk. A substantial amount of AHL's revenues are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the German deutsche mark), with a significant amount of operating income being derived from operations in the United Kingdom and Germany. The denomination of foreign subsidiaries' account balances in their local currency exposes AHL to certain foreign exchange rate risks. AHL addresses the exposure by financing most working capital needs in the applicable foreign currencies. AHL does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates. Historically, the impact of foreign currency fluctuations on AHL has been insignificant.

         Interest Rate Risk. AHL maintains a Credit Facility, two interest rate swap agreements and other long-term debt which subjects AHL to the risk of loss associated with movements in market interest rates. AHL's five-year Credit Facility had a balance outstanding at December 31, 1999 of $209.3 million, which was at a variable rate of interest. In order to hedge against increasing interest rates, effective October 6, 1998, AHL entered into a four-year interest rate swap agreement in the notional amount of approximately $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $45.0 million. On January 31, 2000, AHL entered into an additional interest rate swap agreement in the notional amount of approximately $15.0 million which terminates on May 1, 2003. The fair value of the $45.0 million swap agreement at December 31, 1999 approximates $45.6 million. Thus, if AHL were to unwind the swap agreement, AHL would recognize a cash gain of approximately $600,000 at December 31, 1999. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $5.4 million. Fair values were determined from discounted cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         AHL's financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated. The supplementary data are included under Item 7 of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections under the heading "Election of Director" entitled "Nominee for Election -- Term Expiring 2003," "Incumbent Directors -- Term Expiring 2001," and "Incumbent Directors -- Term Expiring 2002" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2000 (the "Proxy Statement") are incorporated herein by reference. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The section under the heading "Election of Director" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table", "Option Grants Table", "Fiscal Year-End Option Value", "Noncompetition and Employment Contracts" and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         1. The following financial statements and schedule are filed with this report on the pages indicated:

                                                                                                               PAGE
                                                                                                               ----
         AHL SERVICES, INC.:

         Report of Independent Public Accountants................................................................32

         Consolidated Balance Sheets at December 31, 1999 and 1998...............................................33

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997................................................................................................34

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999,
         1998 and 1997...........................................................................................35

         Consolidated  Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997................................................................................................36

         Notes to Consolidated Financial Statements..............................................................38

         Schedule II--Valuation and Qualifying Accounts..........................................................53

         2.       Exhibits

                  See Item 14(c) below.

(b)      None.

(c)      Exhibits.

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------

         3.1      --       Restated and Amended Articles of Incorporation of
                           AHL (incorporated by reference to the Registration
                           Statement on Form 8-A dated March 25, 1997)

         3.2      --       Bylaws of AHL (incorporated by reference to the
                           Registration Statement on Form 8-A dated March 25,
                           1997)

         4.1      --       Specimen Common Stock Certificate (incorporated by
                           reference to AHL's Registration Statement on Form S-1
                           (File No. 333-20315))

         4.2      --       1997 Stock Incentive Plan (incorporated by reference
                           to AHL's Registration Statement on Form S-1 (File No.
                           333-20315))

         4.3      --       AHL Services, Inc. 1997 Non-Qualified Employee
                           Stock Purchase Plan USA (incorporated by reference to
                           AHL's Annual Report on Form 10-K for the year ended
                           December 31, 1997)

         10.1     --       Restated Employment Agreement between AHL and
                           Edwin R. Mellett dated as of February 1, 1997, as
                           amended on February 28, 1997 (incorporated by
                           reference to AHL's Registration Statement on Form S-1
                           (File No. 333-20315))


         10.2     --       Restated Employment Agreement between AHL and
                           Thomas J. Marano dated as of February 1, 1997, as
                           amended on February 28, 1997 (incorporated by
                           reference to AHL's Registration Statement on Form S-1
                           (File No.
                           333-20315))

         10.3     --       Restated Employment Agreement between AHL and
                           David L. Gamsey dated as of February 1, 1997, as
                           amended on February 28, 1997 (incorporated by
                           reference to AHL's Registration Statement on Form S-1
                           (File No. 333-20315))

         10.4     --       Letter Agreement between AHL and Ernest Patterson
                           dated as of May 23, 1997 (incorporated by reference
                           to AHL's Registration Statement on Form S-1 (File No.
                           333-37327))

         10.5*    --       Letter Agreement between AHL and Ronald F. Clarke
                           dated as of April 1, 1999.

         10.6*    --       Second Amended and Restated Credit Agreement dated as
                           of October 15, 1999 by and among AHL Services, Inc.,
                           Argenbright Security, Inc., Argenbright, Inc., ADI
                           U.K. Limited, Aviation Defense International Germany
                           Limited, Argenbright Holdings Limited, The ADI Group
                           Limited, and ADI Alpha Holding GMBH as borrowers, the
                           Lenders referred to therein, First Union National
                           Bank (London Branch), as European Swingline Lender,
                           First Union National Bank, as Administrative Agent,
                           First Union Capital Markets Corp. and Salomon Smith
                           Barney Inc., as Co-Arrangers, Salomon Brothers
                           Holding Company Inc., as Syndication Agent, and Bank
                           of America, N.A. and Wachovia Bank N.A., as Managing
                           Agents.

         10.7     --       Registration Rights Agreement, dated July 24,
                           1998, by and between AHL Services, Inc. and Gage
                           Marketing Group, LLC (incorporated by reference to
                           AHL's Current Report on Form 8-K dated July 24,
                           1998).

         11.1*    --       Statement of Computation of Earnings Per Share

         21.1*    --       List of subsidiaries

         23.1*    --       Consent of Arthur Andersen LLP

         27.1*    --       1999 Financial data schedule (for SEC filing purposes
                           only)

* Included herewith

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Shareholders of AHL Services, Inc.:


We have audited the accompanying consolidated balance sheets of AHL SERVICES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AHL Services, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 17, 2000

                               AHL SERVICES, INC.


                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                      ASSETS

                                                                                                 DECEMBER 31
                                                                                         -------------------------
                                                                                            1999            1998
                                                                                         ----------       --------
CURRENT ASSETS:
   Cash and cash equivalents                                                              $   9,527       $ 18,239
   Accounts receivable, less allowance for doubtful accounts of $4,040 and $1,952 in
      1999 and 1998                                                                         149,816        103,570
   Reimbursable customer expenses                                                            13,280          4,184
   Work in process                                                                           11,109          4,711
   Uniforms in service, net                                                                   2,760          2,457
   Prepaid expenses and other                                                                 8,464          6,086
   Income taxes receivable                                                                      886             --
   Deferred income taxes                                                                         --            563
                                                                                          ---------       --------
            Total current assets                                                            195,842        139,810

PROPERTY AND EQUIPMENT, NET                                                                  35,775         26,489

INTANGIBLES, NET                                                                            305,791        193,196

OTHER ASSETS                                                                                  1,137          1,051
                                                                                          ---------       --------
                                                                                          $ 538,545       $360,546
                                                                                          =========       ========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                       $  10,265       $ 16,159
   Accrued payroll and other current liabilities                                             78,867         58,654
   Current portion of self-insurance reserves                                                 1,300            980
   Current portion of long-term debt                                                            216            388
   Deferred income taxes                                                                        488             --
   Income taxes payable                                                                          --          3,046
                                                                                          ---------       --------
            Total current liabilities                                                        91,136         79,227
                                                                                          ---------       --------
LONG-TERM DEBT, LESS CURRENT PORTION                                                        216,148        169,338
                                                                                          ---------       --------
SELF-INSURANCE RESERVES, LESS CURRENT PORTION                                                 5,200          3,920
                                                                                          ---------       --------
DEFERRED INCOME TAXES                                                                         4,933          1,139
                                                                                          ---------       --------
OTHER NONCURRENT LIABILITIES                                                                    772          1,234
                                                                                          ---------       --------
COMMITMENTS AND CONTINGENCIES (NOTES 3, 6, AND 9)                                                --             --
                                                                                          ---------       --------
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares authorized, 17,409,892 and
      14,119,922 shares issued and outstanding                                                  175            142
   Preferred stock, no par value; 5,000,000 shares authorized, no shares outstanding             --             --
   Paid-in capital                                                                          176,836         80,827
   Retained earnings                                                                         44,287         24,693
   Foreign currency translation adjustment                                                     (942)            26
                                                                                          ---------       --------
            Total shareholders' equity                                                      220,356        105,688
                                                                                          ---------       --------
                                                                                          $ 538,545       $360,546
                                                                                          =========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31
                                                                         -----------------------------------------
                                                                            1999            1998           1997
                                                                         ---------       ---------       ---------
REVENUES                                                                 $ 814,488       $ 476,357       $ 276,013

COST OF SERVICES                                                           570,195         340,341         204,512
                                                                         ---------       ---------       ---------
GROSS MARGIN                                                               244,293         136,016          71,501

OPERATING EXPENSES:
    Field operating                                                        158,315          81,396          40,722
    Corporate general and administrative                                    22,982          19,590          14,840
    Depreciation and amortization                                           18,435           9,665           5,234
                                                                         ---------       ---------       ---------
OPERATING INCOME                                                            44,561          25,365          10,705

INTEREST EXPENSE                                                            12,557           3,837           1,159

OTHER INCOME, NET                                                             (385)           (304)           (723)
                                                                         ---------       ---------       ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGES                        32,389          21,832          10,269

INCOME TAX PROVISION                                                        12,795           8,709           3,850
                                                                         ---------       ---------       ---------
INCOME BEFORE EXTRAORDINARY CHARGES                                         19,594          13,123           6,419

EXTRAORDINARY CHARGES--LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF
    TAX BENEFIT OF $257                                                         --              --            (385)
                                                                         ---------       ---------       ---------
NET INCOME                                                               $  19,594       $  13,123       $   6,034
                                                                         =========       =========       =========
EARNINGS PER SHARE:
    Basic:
       Income before extraordinary charges per common and common
           equivalent share                                              $    1.14       $    0.95       $    0.60
       Extraordinary charges per common and common equivalent share             --              --           (0.04)
                                                                         ---------       ---------       ---------
       Net income per common and common equivalent share                 $    1.14       $    0.95       $    0.56
                                                                         =========       =========       =========
    Diluted:
       Income before extraordinary charges per common and common
           equivalent share                                              $    1.11       $    0.91       $    0.59
       Extraordinary charges per common and common equivalent share             --              --           (0.04)
                                                                         ---------       ---------       ---------
       Net income per common and common equivalent share                 $    1.11       $    0.91       $    0.55
                                                                         =========       =========       =========
    Weighted average common and common equivalent shares:
       Basic                                                                17,173          13,820          10,707
                                                                         =========       =========       =========
       Diluted                                                              17,710          14,419          10,960
                                                                         =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                    AHL SERVICES, INC.  ARGENBRIGHT              ADI
                                                       COMMON STOCK     COMMON STOCK        COMMON STOCK
                                                   ------------------- --------------   -------------------
                                                     SHARES    AMOUNT  SHARES  AMOUNT   SHARES       AMOUNT
                                                   ---------   ------- ------  ------   ------       ------
BALANCE, DECEMBER 31, 1996                                --    $ --    500     $ 1     296,868     $  --

   Reorganization (Note 1)                         8,353,430      84   (500)     (1)   (296,868)       --
   Issuance of common stock, net                   5,251,570      52     --      --          --        --
   Accretion of redeemable warrant                        --      --     --      --          --        --
   Decrease in due from shareholder                       --      --     --      --          --        --
   Foreign currency translation
      adjustment, net of tax benefit of $100              --      --     --      --          --        --
   Net income                                             --      --     --      --          --        --
                                                  ----------    ----   ----     ---     -------        --
BALANCE, DECEMBER 31, 1997                        13,605,000     136     --      --          --        --

   Issuance of common stock--Gage
      acquisition                                    461,172       5     --      --          --        --
   Exercise of stock options                          53,750       1     --      --          --        --
   Foreign currency translation
      adjustment, net of tax of $73                       --      --     --      --          --        --
   Net income                                             --      --     --      --          --        --
                                                  ----------    ----   ----     ---     -------        --
BALANCE, DECEMBER 31, 1998                        14,119,922     142     --      --          --        --

   Issuance of common stock                        3,255,570      33     --      --          --        --
   Exercise of stock options                          34,400      --     --      --          --        --
   Foreign currency translation
      adjustment, net of tax benefit of $64               --      --     --      --          --        --
   Net income                                             --      --     --      --          --        --
                                                  ----------    ----   ----     ---     -------        --
BALANCE, DECEMBER 31, 1999                        17,409,892    $175     --     $--          --     $  --
                                                  ==========    ====   ====     ===     =======     =====


                                                                                ACCUMULATED OTHER
                                                                               COMPREHENSIVE INCOME
                                                                              -------------------------------
                                                                               FOREIGN CURRENCY
                                                     PAID-IN   DUE FROM        RETAINED      TRANSLATION   COMPREHENSIVE
                                                     CAPITAL  SHAREHOLDER      EARNINGS      ADJUSTMENT        INCOME
                                                     -------  -----------      --------      -----------   -------------
BALANCE, DECEMBER 31, 1996                           $    --   $ (618)          $ 5,952       $     74

   Reorganization (Note 1)                                --       --              (372)            --
   Issuance of common stock, net                      62,908       --                --             --
   Accretion of redeemable warrant                        --       --               (44)            --
   Decrease in due from shareholder                       --      618                --             --
   Foreign currency translation
      adjustment, net of tax benefit of $100              --       --                --           (157)      $   (157)
   Net income                                             --       --             6,034             --          6,034
                                                   ---------   ------           -------       --------       --------
BALANCE, DECEMBER 31, 1997                            62,908       --            11,570            (83)      $  5,877
                                                                                                             ========
   Issuance of common stock--Gage
      acquisition                                     16,995       --                --             --
   Exercise of stock options                             924       --                --             --
   Foreign currency translation
      adjustment, net of tax of $73                       --       --                --            109       $    109
   Net income                                             --       --            13,123             --         13,123
                                                   ---------   ------           -------       --------       --------
BALANCE, DECEMBER 31, 1998                            80,827       --            24,693             26       $ 13,232
                                                                                                             ========
   Issuance of common stock                           95,534       --                --             --
   Exercise of stock options                             475       --                --             --
   Foreign currency translation
      adjustment, net of tax benefit of $645              --       --                --           (968)      $   (968)
   Net income                                             --       --            19,594             --         19,594
                                                   ---------   ------           -------       --------       --------
BALANCE, DECEMBER 31, 1999                         $ 176,836   $   --           $44,287       $   (942)      $ 18,626
                                                   =========   ======           =======       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                                                     Page 1 of 2
                               AHL SERVICES, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                     YEAR ENDED DECEMBER 31
                                                                             ------------------------------------
                                                                                 1999         1998         1997
                                                                             ----------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  19,594    $  13,123   $    6,034
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Extraordinary charges                                                        -            -          385
         Depreciation and amortization                                           18,435        9,665        5,234
         Gain on sales of property and equipment                                   (418)        (297)        (119)
         Amortization of debt discount                                                -            -           93
         Changes in assets and liabilities, net of assets of acquired businesses:
              Accounts receivable, net                                          (29,372)     (30,360)     (16,859)
              Reimbursable customer expenses                                     (8,550)        (684)           -
              Work in process                                                    (6,398)         560            -
              Uniforms in service, net                                           (3,647)      (3,213)      (2,582)
              Prepaid expenses and other                                         (3,169)      (1,407)      (1,422)
              Accounts payable                                                  (11,760)       6,252       (1,334)
              Accrued payroll and other current liabilities                       4,305        9,465        6,856
              Self-insurance reserves                                             1,600        1,100          600
              Income taxes receivable/payable                                    (3,829)       2,207          413
              Deferred income taxes                                               5,195        1,224         (157)
              Other, net                                                              -         (288)         242
                                                                             ----------    ---------    ---------
               Net cash provided by (used in) operating activities              (18,014)       7,347       (2,616)
                                                                             ----------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net of assets of acquired
      businesses                                                                (14,512)     (10,185)      (4,653)
   Proceeds from sales of property and equipment                                  1,558        1,654          440
   Purchase of businesses                                                      (121,322)    (149,055)     (22,420)
   Other                                                                         (2,292)      (2,402)        (172)
                                                                             ----------    ---------    ---------
               Net cash used in investing activities                           (136,568)    (159,988)     (26,805)
                                                                             ----------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of Credit Facility                                               (149,480)     (95,248)    (114,102)
   Borrowings under Credit Facility                                             210,933      249,897      101,925
   Repayment of long-term debt                                                        -            -       (8,346)
   Repayment of subordinated convertible debenture                              (10,000)           -            -
   Proceeds from issuance of common stock                                        96,171            -       64,854
   Expenses from issuance of common stock                                          (604)           -       (1,467)
   Proceeds from exercise of stock options                                          475          538            -
   Repurchase of outstanding warrant                                                  -            -         (750)
   Decrease in due from shareholder                                                   -            -          618
   Repayment of note from shareholder                                                 -            -          346
                                                                             ----------    ---------    ---------
               Net cash provided by financing activities                        147,495      155,187       43,078
                                                                             ----------    ---------    ---------
EFFECT OF EXCHANGE RATES ON CASH                                                 (1,625)         237          (43)
                                                                             ----------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (8,712)       2,783       13,614

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   18,239       15,456        1,842
                                                                             ----------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $    9,527    $  18,239    $  15,456
                                                                             ==========    =========    =========



                                                                                                                         Page 2 of 2

                                                                                   YEAR ENDED DECEMBER 31
                                                                            ----------------------------------
                                                                              1999         1998          1997
                                                                            -------       -------       ------
CASH PAID DURING THE YEAR FOR:
   Interest                                                                 $13,124       $ 3,030       $1,159
                                                                            =======       =======       ======
   Income taxes                                                             $16,727       $ 6,704       $3,710
                                                                            =======       =======       ======
NONCASH INVESTING AND FINANCING ACTIVITIES:

   Notes issued for the Draefern acquisition                                $ 6,000       $    --       $   --
                                                                            =======       =======       ======
   Assignment of capital lease obligations from sale of United Kingdom
      transportation business                                               $ 4,001       $    --       $   --
                                                                            =======       =======       ======
   Subordinated convertible debenture issued for the Gage acquisition       $    --       $10,000       $   --
                                                                            =======       =======       ======
   Common stock issued for the Gage acquisition                             $    --       $17,000       $   --
                                                                            =======       =======       ======
   Equipment purchases under capital lease obligations                      $    --       $    --       $  472
                                                                            =======       =======       ======
   Contribution of real estate (Note 1)                                     $    --       $    --       $1,637
                                                                            =======       =======       ======
   Forgiveness of note payable to shareholder (Note 1)                      $    --       $    --       $  528
                                                                            =======       =======       ======
   Assumption of real estate debt (Note 1)                                  $    --       $    --       $2,532
                                                                            =======       =======       ======

The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



  1.     DESCRIPTION OF THE BUSINESS

         ORGANIZATION AND BUSINESS

         AHL Services, Inc. ("AHL" or the "Company") provides aviation services, facility services, operational support services, and marketing support services, primarily throughout the United States, the United Kingdom, and Germany.

         BASIS OF PRESENTATION

         On February 1, 1997, Frank A. Argenbright, Jr. contributed all of the outstanding shares of common stock of Argenbright Holdings Limited ("Argenbright") and The ADI Group Limited and its predecessor entities ("ADI") to AHL. In addition to the contribution of the shares of Argenbright and ADI to AHL, Mr. Argenbright contributed certain real estate, a portion of which was previously rented by the Company (with the Company assuming the related mortgage debt), and a note, with a balance of $528,000, payable by the Company to Mr. Argenbright (collectively, the "Reorganization"). All of these transactions were brought forward at historical values. As of the date of the Reorganization, the capital structure of AHL consisted of 50,000,000 shares authorized, 8,353,430 shares issued and outstanding of $.01 par value common stock, and 5,000,000 shares authorized, no shares issued and outstanding of no par value preferred stock.

         PUBLIC OFFERINGS

         In March 1997, the Company completed an initial public offering of its common stock. The Company issued 2,500,000 shares at an initial public offering price of $10 per share. The total proceeds of the initial public offering, net of underwriting discounts and offering expenses, were approximately $22.0 million. Subsequent to the public offering of common stock, the Company repaid outstanding debt of approximately $19.0 million and repurchased an outstanding warrant of $750,000. Upon repayment of outstanding debt, the Company wrote off $642,000 of debt issuance costs, before income tax benefit of $257,000, which were reported as extraordinary charges.

         In October 1997, the Company completed a follow-on public offering of 2,751,570 shares of its common stock at an offering price of $16 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $41.0 million. The proceeds were used to repay outstanding debt of approximately $16.0 million, with the balance used for general corporate purposes, including working capital to support the Company's growth and acquisitions.

         In January 1999, the Company completed a follow-on public offering of 3,255,570 shares of its common stock at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $95.6 million. The proceeds were used to repay the $10.0 million subordinated convertible debenture and the remaining $85.6 million was used to reduce the outstanding balance under the Credit Facility.

  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of AHL and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

         FISCAL YEAR-END

         The Company's fiscal year-end is December 31. The Company's United States operation (Argenbright) maintains its books by using a 52/53-week fiscal year ending on the last Friday in December. Argenbright's fiscal years ended on December 31, 1999, December 25, 1998, and December 31, 1997, respectively. Fiscal year 1999 includes 53 weeks. Fiscal years 1998 and 1997 include 52 weeks. Management believes that the impact of the use of different year-ends is immaterial to the Company's consolidated financial statements taken as a whole.

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

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform with current year presentation.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include highly liquid investments with original purchase maturities of three months or less.

         REIMBURSABLE CUSTOMER EXPENSES

         Reimbursable customer expenses consist of amounts billed to customers for freight and postage related to fulfillment services and travel expenses related to in-store services provided to marketing support services customers.

         REVENUE RECOGNITION

         For aviation services, facility services, and operational support services customers, the Company recognizes revenues as services are performed. For certain marketing support services customers, the Company recognizes revenues as programs are completed, services are rendered, and/or as products are shipped.

         WORK IN PROCESS

         Work in process consists of labor and material costs for promotional programs and in-store merchandising support services provided to marketing support services customers that have not been completed.

         UNIFORMS IN SERVICE

         Uniforms in service are recorded at cost and are amortized over their estimated useful life of 18 months.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of two to ten years for furniture and equipment and transportation equipment. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the related leases.

         Property and equipment were comprised of the following:


                                              DECEMBER 31
                                         ---------------------
                                           1999         1998
                                         --------     --------
                                             (In Thousands)

        Leasehold improvements           $  6,197     $  4,733
        Furniture and equipment            42,364       26,391
        Transportation equipment            6,195        9,190
                                         --------     --------
                                           54,756       40,314
        Less accumulated depreciation     (18,981)     (13,825)
                                         --------     --------
                                         $ 35,775     $ 26,489
                                         ========     ========

         Depreciation expense was $7.9 million, $4.1 million, and $2.2 million for the years ended December 31, 1999, 1998, and 1997, respectively.

         INTANGIBLES

         Intangibles were comprised of the following:


                                              DECEMBER 31
                                         ---------------------
                                           1999         1998
                                         --------     --------
                                             (In Thousands)

        Goodwill                         $296,521     $192,428
        Other intangibles                  18,548        4,277
                                         --------     --------
                                          315,069      196,705
        Less accumulated amortization      (9,278)      (3,509)
                                         --------     --------
                                         $305,791     $193,196
                                         ========     ========

         Goodwill and other intangibles are amortized using the straight-line method over periods ranging up to 40 years. Amortization expense for goodwill and other intangibles was $7.2 million, $2.7 million, and $522,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

         Subsequent to acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income or other methods of determining fair value, if more readily determinable, over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

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

         EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares issuable upon the conversion of stock options (using the treasury stock method).

         The following table reconciles the denominator of the basic and diluted earnings per share computations (in thousands):


                                                                              YEAR ENDED DECEMBER 31
                                                                        --------------------------------
                                                                         1999         1998         1997
                                                                        ------       ------       ------
        Weighted average common shares                                  17,173       13,820       10,707
        Incremental shares from assumed conversion of stock
            options granted                                                537          599          253
                                                                        ------       ------       ------
        Weighted average common shares outstanding and
            dilutive potential common shares                            17,710       14,419       10,960
                                                                        ======       ======       ======

         FOREIGN CURRENCY TRANSLATION AND EXPOSURE

         In the accompanying consolidated balance sheets, all asset and liability accounts of foreign subsidiaries are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Shareholders' equity is translated at historical rates. All income statement accounts of foreign subsidiaries are translated at average exchange rates during the year. Resulting translation adjustments arising from these translations are charged or credited directly to accumulated other comprehensive income. Gains or losses on foreign currency transactions are included in income as incurred. The denomination of foreign subsidiaries' account balances in their local currencies exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company does not engage in other purchased hedging transactions to reduce any remaining exposure to fluctuations in foreign currency exchange rates. However, management does not believe the remaining risks to be significant.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's carrying value of long-term debt approximated fair value since most of the debt matures within 30-90 days of incurrence and is renewed at current interest rates. The carrying value of all other financial instruments approximated fair value due to their short-term nature.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 (as amended by SFAS No.
         137) in fiscal year 2001. The Company does not believe that the new standard will have a material impact on the Company's financial position or results of operations.


  3.     ACQUISITIONS

         The table below provides certain information with respect to the acquisitions that the Company has completed during the years ended December 31, 1999, 1998, and 1997:

                                               ACQUISITION
     DATE                    COMPANY              PRICE            HEADQUARTERS           SERVICES PROVIDED
----------------     ----------------------   -------------   ---------------------   -------------------------------
                                              (In Millions)
1999:
December 1999        ServiceAdvantage             $7.0        Taylorville, IL         Marketing support services
October 1999         BMP                           2.7        Hanover, Germany        Operational support services
September 1999       Jobspot                       3.9        Southeast England       Operational support services
September 1999       CDI                           5.2        Minneapolis, MN         Marketing support services
July 1999            Draefern                     18.0        Midlands England        Operational support services
June 1999            Excel                         3.0        Southeast England       Operational support services
April 1999           PIMMS                        65.0        Minneapolis, MN         Marketing support services
April 1999           MM                            1.8        Munich, Germany         Operational support services
December 1998(1)     UNICCO                       12.0        Boston, MA              Facility services

1998:
December 1998        Verfurth                     12.5        Munster, Germany        Operational support services
August 1998          Right Associates              6.0        Portsmouth, England     Operational support services
August 1998          EMD                          42.0        Frankfurt, Germany      Operational support services
July 1998            Gage Marketing               81.1(2)     Minneapolis, MN         Marketing support services
April 1998           TUJA                          6.0        Munich, Germany         Operational support services
February 1998        SES Staffing Solutions       12.6        Baltimore, MD           Operational support services

1997:
December 1997        Midwest Staffing              5.0        Chicago, IL             Operational support services
October 1997         RightSide Up                 16.5(3)     Los Angeles, CA         Marketing support services
September 1997       Lloyd Creative Staffing       5.0        Chicago, IL             Operational support services
May 1997             USA Security Services         2.6        Hackensack, NJ          Facility services
May 1997             Executive Aircraft Services   2.8        London, England         Aviation services

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

         The aforementioned acquisitions were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective estimated fair values. The purchase price for the 1999 acquisitions has been allocated on a preliminary basis, and management does not believe that the final purchase price allocation will differ materially from the original allocation. Certain purchase agreements may require additional payments based upon future operating results. Any contingent consideration amounts, when earned, will be applied to goodwill of the respective acquisition and amortized over the remaining life of the goodwill.

         The Company's unaudited pro forma results of operations are presented assuming that the acquisitions had been consummated January 1 of each year presented, and are not necessarily indicative of the results of operations which would have actually been obtained.


                                                     YEAR ENDED
                                                     DECEMBER 31
                                               -----------------------
                                                  1999          1998
                                               --------      ---------
                                                   (In Thousands,
                                                Except Per Share Data)
Pro forma revenue                              $881,716      $706,378
                                               --------      --------
Pro forma net income                           $ 20,996      $ 16,002
                                               --------      --------
Pro forma earnings per share, diluted          $   1.19      $   1.09
                                               --------      --------
Pro forma diluted weighted average shares        17,710        14,678
                                               --------      --------

         Pro forma adjustments were recorded to include (i) increased interest expense to reflect interest on long-term debt borrowed to effect the acquisitions; (ii) increased depreciation and amortization expense as a result of the excess of the purchase price over the book value; (iii) contractually obligated reductions in former officers' salaries; and
         (iv) provision for income taxes for net income of the acquired companies and pro forma adjustments. Pro forma diluted weighted average shares reflect the incremental shares issued as part of the acquisition of Gage Marketing Support Services ("Gage").


  4.     DIVESTITURES

         On June 30, 1999, the Company sold its United Kingdom bus transportation business to National Express Group, PLC. The shuttle bus business generated approximately $6.0 million in 1998 revenues. As a result of this divestiture, AHL recorded a gain of approximately $400,000 and assigned approximately $4.0 million in lease obligations to the purchaser.

5.  INCOME TAXES

    The income tax provision (benefit) consists of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                          ---------------------------------------
                                                            1999           1998            1997
                                                          --------       --------        --------
                                                                      (In Thousands)

Current:
    Federal                                               $  2,540       $  3,376        $  2,033
    State                                                      989          1,082             592
    Foreign                                                  4,071          3,027           1,382
                                                          --------       --------        --------
                                                             7,600          7,485           4,007
                                                          --------       --------        --------
Deferred:
    United States                                            3,874            850            (149)
    Foreign                                                  1,321            374              (8)
                                                          --------       --------        --------
                                                             5,195          1,224            (157)
                                                          --------       --------        --------
              Total                                       $ 12,795       $  8,709        $  3,850
                                                          ========       ========        ========

    The reconciliation of the federal statutory rate to the Company's effective tax provision is as follows:

                                                                                               YEAR ENDED
                                                                                               DECEMBER 31
                                                                                 --------------------------------------
                                                                                  1999             1998             1997
                                                                                  ----             ----             ----

Statutory federal tax rate                                                        35.0%            34.2%            34.0%
State income taxes, net of federal benefit                                         2.0              3.3              3.8
Effect of foreign taxes greater (less) than U.S. statutory
  federal rate                                                                     2.1              0.2             (1.6)
Permanent items                                                                    0.4              2.2              1.3
                                                                                  ----             ----             ----
              Total                                                               39.5%            39.9%            37.5%
                                                                                  ====             ====             ====

    Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                                        DECEMBER 31
                                                                                ---------------------------
                                                                                  1999               1998
                                                                                --------           --------
                                                                                      (In Thousands)

Deferred tax assets:
    Allowance for doubtful accounts                                             $    310           $    256
    Self-insurance reserves                                                        2,535              2,058
    Accruals                                                                         448                491
    Other                                                                            132                394
                                                                                --------           --------
                                                                                   3,425              3,199
                                                                                --------           --------
Deferred tax liabilities:
    Tax depreciation in excess of book                                            (3,423)            (1,409)
    Tax amortization in excess of book                                            (4,177)            (1,788)
    Prepaid expenses currently deductible                                           (830)              (530)
    Other                                                                           (416)               (48)
                                                                                --------           --------
                                                                                  (8,846)            (3,775)
                                                                                --------           --------
Net deferred tax liability                                                      $ (5,421)          $   (576)
                                                                                ========           ========

    The Company has not recognized deferred tax liabilities for cumulative earnings from its foreign subsidiaries as it is the Company's policy to permanently reinvest such earnings, rather than repatriate them to the United States.


6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                         DECEMBER 31
                                                                                ----------------------------
                                                                                  1999               1998
                                                                                ---------          ---------
                                                                                       (In Thousands)

        Credit Facility, interest at prime (8.25% at December 31,
        1999) with a LIBOR option at LIBOR plus 1.625% (7.75% at
        December 31, 1999)                                                      $ 209,298          $ 154,242

        Seller note issued for Draefern acquisition, interest at
        LIBOR plus 1.375% (7.5% at December 31, 1999) payable in
        quarterly installments, principal due in full in July 2007                  6,000                 --

        Subordinated convertible debenture issued for the Gage
        acquisition, interest at 4.5%, interest payable in
        quarterly installments, repaid in full in January 1999                         --             10,000

                                                                                         DECEMBER 31
                                                                                ----------------------------
                                                                                  1999               1998
                                                                                ---------          ---------
                                                                                       (In Thousands)

        Transportation and other equipment notes payable                            1,066              5,484
                                                                                ---------          ---------
                                                                                  216,364            169,726

        Less current portion                                                          216                388
                                                                                ---------          ---------
                                                                                 $216,148           $169,338
                                                                                 ========           ========

Future aggregate annual maturities of long-term debt are as follows as of December 31, 1999 (in thousands):

                 2000                      $     216
                 2001                            324
                 2002                            365
                 2003                        209,459
                 2004                             --
           Thereafter                          6,000
                                           ---------
                                           $ 216,364
                                           =========

    In October 1999, the Company amended its five-year credit facility (the "Credit Facility") to provide for an increase in aggregate commitments from its lenders from $250.0 million to $375.0 million. Of the $375 million in aggregate commitments, the United States dollar equivalent of $187.5 million is available in certain foreign currencies. The interest rate under the Credit Facility is based, at the Company's option, upon LIBOR plus an applicable margin or the domestic base rate (in the case of United States dollar borrowings) or the foreign base rate (in the case of borrowings denominated in pounds sterling). The domestic base rate is the greater of the rate publicly announced by First Union National Bank as its prime rate or the federal funds rate plus 50 basis points. The foreign base rate is the domestic prime rate. The applicable margin for LIBOR borrowings is based on a matrix ranging from 87.5 basis points to 175 basis points, based on the ratio of the Company's most recently reported total indebtedness to pro forma adjusted EBITDA.

    In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement with a notional amount of approximately $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $45.0 million. On January 31, 2000, the Company entered into an additional interest rate swap agreement in the notional amount of approximately $15.0 million which terminates on May 1, 2003. The fair value of the $45.0 million swap agreement at December 31, 1999 approximates $45.6 million. Thus, if the Company were to unwind the swap agreement, the Company would recognize a cash gain of $600,000 at December 31, 1999.

    The Credit Facility is secured by substantially all the assets of the Company and its domestic subsidiaries, and borrowings under the Credit Facility made by foreign subsidiaries of the Company are secured by the assets of the foreign subsidiaries. The Credit Facility is subject to certain restrictive covenants. At December 31, 1999, $209.3 million was outstanding, ($59.3 million in foreign currencies, primarily Euros), $4.3 million was utilized under standby letters of credit, and $161.4 million was available under the Credit Facility. Any unpaid balance on the Credit Facility is due upon the expiration of the amended agreement in November 2003. The carrying value of the Credit Facility approximates its fair value.

7.  RELATED-PARTY TRANSACTIONS

    During fiscal 1996, the Company bought a 20% and a 49% interest in ASAP Uniform Company, Inc. ("ASAP") and Premium Services Management, Inc. ("PSM"), respectively. Both investments are accounted for using the equity method of accounting and had an immaterial effect on the 1999, 1998, and 1997 financial statements. The Company sold its 20% interest in ASAP on September 24, 1999. The Company made payments of $2.3 million, $2.1 million, and $1.8 million to ASAP for the period January 1, 1999 through September 24, 1999 and the years ended December 31, 1998 and 1997, respectively, for uniforms. The Company made payments of $925,000, $1.3 million, and $1.2 million to PSM for services performed for the years ended December 31, 1999, 1998, and 1997, respectively.

    In the normal course of business, the Company records revenues from a customer, which is controlled by a member of the board of directors of the Company. Approximately $306,000 was due from this customer as of December 31, 1999, and revenues recognized from this customer for the year ended December 31, 1999 and the period July 24, 1998 (date of Gage acquisition) through December 31, 1998 totaled $1.3 million and $1.1 million, respectively.


8.  STOCK-BASED COMPENSATION

    In October 1996, the Company issued nonqualified stock options to purchase 107,500 common shares at $4.64 per share. The options became exercisable upon grant.

    In December 1996, the Company issued nonqualified stock options to purchase 591,250 common shares at $11.76 per share. The options become exercisable ratably over five years. Effective February 28, 1997, the Company amended its employment agreements with three officers (Note 9). The amendment provided for 16,250 additional options to purchase shares of common stock at $10.75 per share, exercisable ratably over periods up to five years. The amendment also reduced the exercise price of the December 1996 option grants from $11.76 per share to $10.75 per share. Concurrent with the initial public offering in March 1997, the exercise price was changed from $10.75 to $10 per share.

    STOCK OPTION PLAN

    The Company's stock option plan (the "Plan") provides for the award of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees, and independent directors of the Company. In February 1997, the Company reserved 385,000 shares of common stock for issuance under the Plan. The Company expanded the Plan in May 1998 by approving the reservation of 3,115,000 additional shares. As of December 31, 1999, 2,830,550 options to purchase common stock were outstanding under the Plan. The Plan is administered by the compensation committee of the board of directors. The purchase price of common stock upon grant of incentive stock options must not be less than the fair market value of the common stock on the date of grant. The maximum term of any incentive stock option is ten years. The aggregate fair market value on the date of the grant of the stock for which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Options are exercisable over a period of time in accordance with the terms of option agreements entered into at the time of grant. Options granted under the Plan are generally nontransferable by the optionee and, unless otherwise determined by the compensation committee, must be exercised by the optionee during the period of the optionee's employment or service with the Company.

    STOCK OPTION SUMMARY

    The following is a summary of the Company's stock option information:

                                                                                                   WEIGHTED
                                                                                                   AVERAGE
                                                                                                   EXERCISE
                                                                            OPTIONS                 PRICE
                                                                          ----------              ---------

        Balance at December 31, 1996                                        698,750               $   9.18
            Granted                                                         852,750                  15.08
            Exercised                                                            --                     --
            Forfeited                                                       (17,500)                 10.00
                                                                          ---------               --------
        Balance at December 31, 1997                                      1,534,000                  12.45
            Granted                                                       1,659,000                  27.65
            Exercised                                                       (53,750)                 10.00
            Forfeited                                                       (46,500)                 12.74
            Canceled                                                       (809,500)                 33.25
                                                                          ---------               --------
        Balance at December 31, 1998                                      2,283,250                  16.17
            Granted                                                       1,330,500                  25.70
            Exercised                                                       (34,400)                 10.73
            Forfeited                                                       (78,500)                 20.63
                                                                          ---------               --------
        Balance at December 31, 1999                                      3,500,850               $  19.75
                                                                          =========               ========

        Exercisable at December 31, 1999                                  1,138,850               $  13.48
                                                                          =========               ========

        Reserved for issuance under the Plan                                626,000
                                                                          =========

    The Company accounts for these stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts during 1999, 1998, and 1997 (in thousands, except per share data):

                                                                               1999           1998          1997
                                                                            ----------     ----------     ---------

Net income                              As reported                         $   19,594     $   13,123     $   6,034
                                        Pro forma                               12,152          9,322         4,867
Earnings per share:
    Basic                               As reported                         $     1.14     $     0.95     $    0.56
                                        Pro forma                                 0.71           0.67          0.45
    Diluted                             As reported                               1.11           0.91          0.55
                                        Pro forma                                 0.69           0.65          0.44

    The weighted average fair value of options granted was $13.74, $10.34, and $3.80 for fiscal years 1999, 1998, and 1997, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997:

                                                             1999           1998            1997
                                                            ------         ------          ------

        Risk-free interest rate                               5.53%          5.11%           6.37%
        Dividend yield                                        0.00%          0.00%           0.00%
        Volatility factor                                    65.00%         64.00%          41.00%
        Average expected life (years)                          4.0            4.0             3.2
        Forfeiture rate                                       3.00%          3.00%           0.45%

    EMPLOYEE STOCK PURCHASE PLAN

    The Company adopted, effective January 1, 1998, an employee stock purchase plan, pursuant to which employees are able to purchase shares of common stock through a payroll deduction program. The Company has historically purchased such shares of common stock on the open market.


9.  COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases office space, transportation equipment, and office equipment from unrelated parties under lease agreements expiring through December 2004. Rental expense under these operating leases was $19.5 million, $9.3 million, and $6.5 million, in 1999, 1998, and 1997, respectively.

    Future minimum lease payments for noncancelable leases were as follows at December 31, 1999 (in thousands):


                                            2000                      $  16,439
                                            2001                         13,065
                                            2002                          8,794
                                            2003                          6,287
                                            2004                          3,908

    INSURANCE

    The Company participates in partially self-insured, high-deductible workers' compensation and auto insurance plans. Exposure is limited per occurrence ($250,000 for workers' compensation and auto liability claims) and in the aggregate. Reserves are estimated for both reported and unreported claims. Revisions to estimated reserves are recorded in the periods in which they become known. Estimated self-insurance reserves as of December 31, 1999 and 1998 totaling $6.5 million and $4.9 million, respectively, represent management's best estimate. While there can be no assurance that actual future claims will not exceed the amount of the Company's reserves, in the opinion of the Company's management, any future adjustments to estimated reserves included in the accompanying consolidated balance sheets will not have a material impact on the consolidated financial statements.

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

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with five executive officers which expire at various times through December 31, 2002. If any agreement is terminated by the Company prior to the expiration date, except for cause or upon the employee's death or disability, the Company must continue to pay the employee's base salary and bonus for up to one year.

    BENEFIT PLANS

    The Company has various 401(k) plans covering salaried employees, excluding highly compensated employees. These plans require the employee to complete various service periods to become eligible. The plans require the Company to match a certain percentage of the amounts contributed by the employees. The Company expensed $479,000, $194,000, and $6,000 for the employer match for the years ended December 31, 1999, 1998 and 1997, respectively.

    LITIGATION, DISPUTES, AND CLAIMS

    As initially reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, AHL learned that the U.S. Attorney's Office for the Eastern District of Pennsylvania is investigating prior recruiting and training practices and other matters at the Philadelphia location of Argenbright Security, Inc. ("Argenbright Security"), a subsidiary of the Company, and that Argenbright Security is a target of this investigation. The Company believes that certain employees, who have since been terminated, may have violated FAA regulations, as well as Company policies and procedures in these matters. The FAA has reviewed other major airport locations of Argenbright Security and has not identified any similar situations. The Company has been informed that the matters being investigated are limited to the operations of the Philadelphia office, and the Company does not believe that the matters under review represent a systemic problem. Since learning of the issues, the Company has taken the necessary actions to ensure compliance with all FAA regulations and Company policies and procedures in Philadelphia. Additionally, management has reviewed this investigation with the major clients of its Philadelphia operations and the Company does not believe that this investigation has had any adverse affect on its relationship with these clients.

    The Company is cooperating with the U.S. Attorney's Office in this investigation and believes this investigation will be concluded in the first half of 2000.

    The Company is involved in various routine litigation, disputes, and claims arising in the ordinary course of business, primarily related to employee and customer contract issues. While unfavorable outcomes are possible, management is of the opinion that the resolution of these matters will not have a material effect on the results of operations or financial condition of the Company.


10. BUSINESS SEGMENT INFORMATION

    The Company's business is organized into four distinct operating segments all of which have separate management structures which then report to the Company's senior level executives. A brief summary of each of these segments is as follows:

         - Aviation services include pre-departure screening, passenger profiling, baggage claim and check, sky cap and wheelchair assistance, cargo handling, and into-plane fueling services.

         - Facility services include access control, commercial security, and fixed route dedicated shuttle bus services provided to businesses, educational institutions, and governmental authorities.

         - Operational support services include labor for assembly, warehousing, shipping, electrical, and mechanical services.

         - Marketing support services include consumer and trade fulfillment, trade support services, e-commerce fulfillment, in-store merchandising, and customer support services.

    The Company's corporate office provides functions such as treasury, risk management, accounting, and finance, which are not included in the operating segments' measure of operating income. There are also certain assets such as integrated computer systems which are not reflected as separate assets of operating segments.

    The following table presents information regarding the Company's operating segments (in thousands):


                                                                                              DEPRECIATION      CAPITAL
                                                                                                  AND         EXPENDITURES
                                                              OPERATING       IDENTIFIABLE    AMORTIZATION     INCLUDING
                                               REVENUES         INCOME           ASSETS         EXPENSE       ACQUISITIONS
                                              ----------      ----------       ----------      ----------     -----------

1999:
   Aviation services                          $  216,105      $   16,380       $   50,537      $    3,142      $    1,925
   Facility services                             225,936          17,106           71,849           2,857          11,031
   Operational support services                  216,000          17,620          139,808           3,583          43,316
   Marketing support services                    156,447          16,437          228,723           7,027          81,614
   Corporate and other                                --         (22,982)          47,628           1,826           3,948
                                              ----------      ----------       ----------      ----------      ----------
                                              $  814,488      $   44,561       $  538,545      $   18,435      $  141,834
                                              ==========      ==========       ==========      ==========      ==========

1998:
   Aviation services                          $  185,945      $   15,709       $   35,031      $    2,568      $    4,239
   Facility services                             138,163          12,513           46,652           3,554           7,402
   Operational support services                   93,983           8,362          122,914           1,885          81,448
   Marketing support services                     58,266           8,371          124,828           1,043          90,738
   Corporate and other                                --         (19,590)          31,121             615           2,413
                                              ----------      ----------       ----------      ----------      ----------
                                              $  476,357      $   25,365       $  360,546      $    9,665      $  186,240
                                              ==========      ==========       ==========      ==========      ==========

1997:
   Aviation services                          $  160,195      $   14,857       $   26,179      $    2,343      $    2,277
   Facility services                             108,294          10,084           36,997           2,308           5,777
   Operational support services                    6,369             453           15,480              74          11,250
   Marketing support services                      1,155             151            8,896              60           6,205
   Corporate and other                                --         (14,840)          22,242             449           2,036
                                              ----------      ----------       ----------      ----------      ----------
                                              $  276,013      $   10,705       $  109,794      $    5,234      $   27,545
                                              ==========      ==========       ==========      ==========      ==========

    The following table presents information regarding the Company's different geographical regions (in thousands):



                                                                                                  IDENTIFIABLE
                                                                            REVENUES                 ASSETS
                                                                           ----------              ----------

        1999:
           United States                                                   $  546,092              $  381,174
           United Kingdom                                                     136,393                  59,031
           Germany                                                            127,043                  97,501
           Other European                                                       4,960                     839
                                                                           ----------              ----------
                                                                           $  814,488              $  538,545
                                                                           ==========              ==========

        1998:
           United States                                                   $  323,770              $  223,039
           United Kingdom                                                      83,311                  40,867
           Germany                                                             62,903                  95,984
           Other European                                                       6,373                     656
                                                                           ----------              ----------
                                                                           $  476,357              $  360,546
                                                                           ==========              ==========

        1997:
           United States                                                   $  193,437              $   83,287
           United Kingdom                                                      61,367                  21,409
           Germany                                                             14,700                   3,486
           Other European                                                       6,509                   1,612
                                                                           ----------              ----------
                                                                           $  276,013              $  109,794
                                                                           ==========              ==========

    Revenues are attributed to specific geographic regions based on the location of the wholly owned subsidiary which generates the revenues.

    During the year ended December 31, 1999, due to the increase in the Company's revenues as a result of acquisitions and internal growth, there were no individual customers which accounted for more than 10% of the Company's revenues. During the years ended December 31, 1998 and 1997, two and three customers, respectively, individually accounted for more than 10% of the Company's revenues. The revenues from each of these customers are included in the aviation services segment.

                              AHL Services, Inc.

               Schedule II - Valuation and Qualifying Accounts

                                (in thousands)

                                                                                   Allowance for
                                                                                     Doubtful
                                                Balance at        Charged to         Accounts          Accounts          Balance at
                                                Beginning         Costs and         Assumed in         Written             End of
Classification                                  of Period          Expenses        Acquisitions          Off               Period
--------------                                  ---------         ----------       ------------        --------          ----------

Year ended December 31, 1997:
  Allowance for doubtful accounts                $    341          $    388          $     --          $   (197)          $    532
                                                ---------------------------------------------------------------------------------
Year ended December 31, 1998:
  Allowance for doubtful accounts                $    532          $    852          $  1,232          $   (664)          $  1,952
                                                 ---------------------------------------------------------------------------------
Year ended December 31, 1999:
  Allowance for doubtful accounts                $  1,952          $  1,462          $  2,177          $ (1,551)          $  4,040
                                                 ---------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2000.



                                 AHL SERVICES, INC.
                                 (Registrant)


                                 By:   /s/ Edwin R. Mellett
                                   ------------------------------------------
                                   Edwin R.  Mellett
                                   Vice Chairman and Co-Chief Executive Officer
                                   Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.


         SIGNATURE                                 TITLE

/s/ Frank A. Argenbright, Jr.                      Chairman of the Board, Co-Chief Executive Officer and
-----------------------------                      Director
Frank A.  Argenbright, Jr.


/s/ Edwin R. Mellett                               Vice Chairman, Co-Chief Executive Officer and Director
-----------------------------
Edwin R.  Mellett


/s/ David L. Gamsey                                Vice President, Chief Financial Officer (Principal Financial
-----------------------------
David L.  Gamsey                                   Officer)


/s/ Edwin C. Gage                                  Director
-----------------------------
Edwin C.  "Skip" Gage


/s/ Robert F. McCullough                           Director
-----------------------------
Robert F.  McCullough


/s/ Hamish Leslie Melville                         Director
-----------------------------
Hamish Leslie Melville