Form 10-Q
period 2000-03-31
AHL SERVICES INC
filed 2000-05-15
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to______

                           Commission File No. 0-22195

                               AHL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          GEORGIA                                               58-2277249
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


3353 Peachtree Road, NE, Atlanta, GA                             30326
------------------------------------                             -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (404) 267-2222
                                                     ---------------

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,474,292 shares on May 10, 2000.

                               AHL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page No.
                                                                            --------
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
           March 31, 2000 and December 31, 1999                                1

         Condensed Consolidated Statements of Operations (Unaudited)
           Three Months Ended March 31, 2000 and 1999                          2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 2000 and 1999                          3

         Notes to Condensed Consolidated Financial Statements                  4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 6

ITEM 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                                   8

PART II    OTHER INFORMATION AND SIGNATURE

ITEM 1.    Legal Proceedings                                                   9

ITEM 4.    Submission of Matters to a Vote of Security Holders                10

ITEM 6.    Exhibits and Reports on Form 8-K                                   10

SIGNATURE                                                                     11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,      DECEMBER 31,
                                   ASSETS                        2000             1999
                                                               ---------      ------------

CURRENT ASSETS:
Cash and cash equivalents                                      $  12,641       $   9,527
Accounts receivable, less allowance for doubtful accounts
 of $3,942 and $4,040 in 2000 and 1999, respectively             151,627         149,816
Reimbursable customer expenses                                    14,326          13,280
Work-in-process                                                    3,053          11,109
Uniforms in service, net                                           2,465           2,760
Prepaid expenses and other                                         8,560           8,464
Income taxes receivable                                            1,420             886
                                                               ---------       ---------
         Total current assets                                    194,092         195,842

Property and equipment, net                                       36,237          35,775
Intangibles, net                                                 302,692         305,791
Other assets                                                         906           1,137
                                                               ---------       ---------
                                                               $ 533,927       $ 538,545
                                                               =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                               $   8,405       $  10,265
Accrued payroll and other current liabilities                     79,933          78,867
Current portion of self-insurance reserves                         1,390           1,300
Deferred income taxes                                                794             488
Current portion of long-term debt                                    167             216
                                                               ---------       ---------
         Total current liabilities                                90,689          91,136
                                                               ---------       ---------

Long-term debt, less current portion                             221,860         216,148
                                                               ---------       ---------
Self-insurance reserves, less current portion                      5,560           5,200
                                                               ---------       ---------
Deferred income taxes                                              4,049           4,933
                                                               ---------       ---------
Other non-current liabilities                                        613             772
                                                               ---------       ---------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares
 authorized, 16,474,292 and 17,409,892 shares issued and
 outstanding, respectively                                           175             175
Preferred stock, no par value; 5,000,000 shares
 authorized, no shares outstanding                                    --              --
Shares held in treasury (935,600 shares at March 31, 2000)       (10,094)             --
Paid-in capital                                                  176,836         176,836
Retained earnings                                                 44,576          44,287
Foreign currency translation adjustment                             (337)           (942)
                                                               ---------       ---------
         Total shareholders' equity                              211,156         220,356
                                                               ---------       ---------
                                                               $ 533,927       $ 538,545
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            -----------------------

                                                                              2000           1999
                                                                              ----           ----

Revenues                                                                    $220,038      $ 170,638
Cost of services                                                             151,692        119,728
                                                                            --------      ---------
Gross margin                                                                  68,346         50,910
Operating expenses:
   Field operating                                                            50,513         33,751
   Corporate, general and administrative                                       4,881          5,139
   Special charge-Philadelphia settlement                                      2,668             --
   Depreciation and amortization                                               5,340          4,003
                                                                            --------      ---------
Operating income                                                               4,944          8,017
   Interest expense                                                            4,444          2,126
   Other income, net                                                              --            (30)
                                                                            --------      ---------
Income before income taxes                                                       500          5,921
   Income tax provision                                                          211          2,190
                                                                            --------      ---------
Net income                                                                  $    289      $   3,731
                                                                            ========      =========

Earnings per share: Net income per common and common equivalent share:
      Basic                                                                 $   0.02      $    0.23
                                                                            ========      =========
      Diluted                                                               $   0.02      $    0.22
                                                                            ========      =========
 Weighted average common and common equivalent shares:
      Basic                                                                   16,967         16,475
                                                                            ========      =========
      Diluted                                                                 17,107         17,102
                                                                            ========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                 --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $    289       $  3,731
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
       Depreciation and amortization                                                5,340          4,003
       Changes in current assets and liabilities, net of assets of acquired
        businesses                                                                  5,711        (18,743)
                                                                                 --------       --------

       Net cash provided by (used in) operating activities                         11,340        (11,009)
                                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition consideration                                                          (3,235)       (10,479)
Purchases of property and equipment                                                (2,964)        (3,207)
Other activities, net                                                                  --           (660)
                                                                                 --------       --------
       Net cash used in investing activities                                       (6,199)       (14,346)
                                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under credit facility                                   8,388        (60,527)
Treasury stock purchases                                                          (10,094)            --
Repayment of subordinated convertible debenture                                        --        (10,000)
Proceeds from exercise of stock options                                                --             62
Net proceeds from follow-on offering                                                   --         96,171
Other                                                                                  --           (383)
                                                                                 --------       --------
       Net cash (used in) provided by financing activities                         (1,706)        25,323
                                                                                 --------       --------
Effect of exchange rates on cash and cash equivalents                                (321)        (1,250)
                                                                                 --------       --------
Net change in cash and cash equivalents                                             3,114         (1,282)
Cash and cash equivalents at beginning of period                                    9,527         18,239
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 12,641       $ 16,957
                                                                                 ========       ========

CASH PAID DURING THE PERIOD FOR:
Interest                                                                         $  4,421       $  2,626
                                                                                 ========       ========
Income taxes                                                                     $    745       $  1,471
                                                                                 ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by AHL Services, Inc. ("AHL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K for such period.

2. BUSINESS SEGMENT INFORMATION - The following table presents information regarding the Company's operating segments (in thousands):

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              --------------------------
                                                                              Operating
                                                              Revenues         Income
          2000                                                --------        ----------
          ----
          Aviation services                                   $ 58,449         $  2,931
          Facility services                                     51,946            2,625
          Operational support services                          59,195            4,306
          Marketing support services                            50,448            2,631
          Special charge - Philadelphia settlement                  --           (2,668)
          Corporate and other                                       --           (4,881)
                                                              --------         --------
                                                              $220,038         $  4,944
                                                              ========         ========

          1999
          ----
          Aviation services                                   $ 46,990         $  3,048
          Facility services                                     56,382            3,748
          Operational support services                          38,796            3,410
          Marketing support services                            28,470            2,950
          Corporate and other                                       --           (5,139)
                                                              --------         --------
                                                              $170,638         $  8,017
                                                              ========         ========

3. COMPREHENSIVE INCOME - Other comprehensive income includes only foreign currency translation adjustments. The calculation of other comprehensive income is as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ------------------------
                                                    2000            1999
                                                   -------         --------

                  Net income                       $   289         $ 3,731
                  Other comprehensive
                   Income (loss)                       605          (1,279)
                                                   -------         -------
                  Comprehensive income             $   894         $ 2,452
                                                   =======         =======

4. LEGAL MATTERS - As reported in the Quarterly Report on Form 10Q for the quarter ended June 30, 1999, AHL learned that the U.S. Attorney's Office for the Eastern District of Pennsylvania was investigating prior recruiting and training practices and other matters at the Philadelphia location of Argenbright Holdings Limited ("Argenbright Holdings"), a subsidiary of the Company, and that Argenbright Holdings was a target of this investigation.

         On April 17, 2000, the U.S. Attorney for the Eastern District of Pennsylvania filed criminal charges against three former employees of Argenbright Holdings. These individuals are alleged to have falsified billing information and training and background records for pre-departure screeners at the Philadelphia International Airport. Argenbright Holdings immediately terminated the indicted individuals when the Company first learned of the violations. Since that time, Argenbright Holdings has cooperated fully with the U.S. Attorney in its investigation.

         While the alleged violations were confined to former employees at the Philadelphia Airport, the Government held Argenbright Holdings "vicariously liable" for these individuals' criminal actions. To bring closure to this matter, on April 17, 2000, Argenbright Holdings finalized a settlement agreement with the U.S. Attorney. Argenbright Holdings agreed to pay $1.2 million in fines and investigation expenses and to reimburse $350,000 to Philadelphia airport clients for improper billings. As a result of the actions of these terminated individuals, Argenbright Holdings admitted to two counts of providing false information to the Federal Aviation Administration (FAA).

         The Company has recorded a special, non-recurring charge in the first quarter of 2000 of $2.7 million to cover all remaining costs associated with the settlement, including fines, legal and other professional fees and expenses.

         The FAA has reviewed Argenbright Holdings other major airport locations and has not uncovered any similar issues. Since learning of the issues, the Company has taken the necessary actions to ensure compliance with all FAA regulations and Company policies and procedures in Philadelphia. Additionally, management has reviewed this investigation with the major clients of its Philadelphia operations and the Company does not believe that this investigation has had a material adverse affect on its relationship with these clients.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999 - Revenues increased $49.4 million, or 29%, to $220.0 million for the first quarter of 2000 from $170.6 million for the first quarter of 1999. First quarter 2000 revenues included approximately $36.2 million attributable to acquisitions owned less than one year and first quarter 1999 revenues included approximately $2.5 million attributable to the UK transportation business sold on June 30, 1999. The remaining increase was a result of providing additional services to existing clients, entering into contracts to provide services to new clients and rate increases on existing contracts.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $32.0 million, or 27%, to $151.7 million for the first quarter of 2000 from $119.7 million for the first quarter of 1999. As a percentage of revenues, cost of services decreased to 68.9% for the first quarter of 2000 from 70.2% for the first quarter of 1999. This decrease was primarily due to the effect of the growth in revenues of the Company's higher margin marketing support services businesses. Marketing support services represented 22.9% of total Company revenues for the first quarter of 2000 as compared to 16.7% for the first quarter of 1999.

Gross margin increased $17.4 million, or 34%, to $68.3 million for the first quarter of 2000 from $50.9 million for the first quarter of 1999. As a percentage of revenues, gross margin improved to 31.1% for the first quarter of 2000 from 29.8% for the first quarter of 1999.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facility expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, maintenance, local sales and marketing activities. These expenses increased $16.7 million, or 50%, to $50.5 million for the first quarter of 2000 from $33.8 million for the first quarter of 1999. As a percentage of revenues, field operating expenses increased to 23.0% for the first quarter of 2000 as compared to 19.8% for the first quarter of 1999. This is a result of a larger percentage of the Company's revenues for the first quarter of 2000 as compared to the first quarter of 1999 being from the marketing support services businesses, which have higher field operating expenses (and correspondingly higher gross margins).

Corporate, general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, decreased $258,000, or 5%, to $4.9 million for the first quarter of 2000 from $5.1 million in the first quarter of 1999. As a percentage of revenues, these expenses decreased to 2.2% for the first quarter of 2000 from 3.0% for the first quarter of 1999. This percentage decrease was primarily due to better leveraging of corporate personnel.

Special charge - Philadelphia settlement of $2.7 million for the first quarter of 2000 represents legal fees, fines and other costs for the settlement of the Philadelphia legal matter discussed in Note 4 to the Condensed Consolidated Financial Statements.

Depreciation and amortization increased $1.3 million, or 33%, to $5.3 million for the first quarter of 2000 from $4.0 million for the first quarter of 1999. As a percentage of revenues, these expenses increased to 2.4% for the first quarter of 2000 from 2.3% for the first quarter of 1999. The increase was primarily due to the depreciation and amortization expense of acquisition related fixed and intangible assets.

Operating income decreased $3.1 million, or 38%, to $4.9 million for the first quarter of 2000 from $8.0 million for the first quarter of 1999. As a percentage of revenues, operating income was 2.3% for the first quarter of 2000 as compared to 4.7% for the first quarter of 1999.

Interest expense increased $2.3 million, or 109%, to $4.4 million for the first quarter of 2000 from $2.1 for the first quarter of 1999. This increase was due to the use of the Company's credit facility to fund acquisitions during 1999 and the increase in interest rates in 2000 compared to 1999.

Income tax provision decreased $2.0 million, or 90%, to $211,000 for the first quarter of 2000 from $2.2 million in the first quarter of 1999. The Company provided income taxes at a rate of 42.2% for the first quarter of 2000 and 37.0% for the first quarter of 1999. The increase in the effective tax rate in 2000 as compared to 1999 is due to the change in business mix by country as a result of acquisitions.

Net income decreased $3.4 million, or 92%, to $289,000, or 0.1% of revenues, for the first quarter of 2000 from net income of $3.7 million, or 2.2% of revenues, for the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $11.3 million for the first quarter of 2000 compared to cash used in operating activities of $11.0 million for the first quarter of 1999. This increase was primarily the result of an increase of $24.5 million of changes in working capital due to decreases in days outstanding in accounts receivable and the timing of payments of accounts payable and accrued expenses offset by a $2.1 million decrease in net income before depreciation and amortization. Cash used in investing activities for the first quarter of 2000 was $6.2 million compared to $14.3 million for the first quarter of 1999. The use of cash for investing activities was principally a result of the acquisition consideration paid and additions to property and equipment made during those periods. Cash used for financing activities for the first quarter of 2000 was $1.7 million compared to cash provided by financing activities of $25.3 million for the first quarter of 1999. The Company repurchased 935,600 shares of its common stock in the first quarter of 2000 for $10.1 million. During the first quarter of 1999, the Company completed a follow-on public offering of its common stock. The Company issued 3,255,570 shares at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $96.1 million, of which the Company used a portion to repay a $10 million subordinated convertible debenture. The remaining $86.1 million was used to reduce the outstanding balance under the credit facility.

Capital expenditures were approximately $3.0 million for the first quarter of 2000 compared to $3.2 million for the first quarter of 1999. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations, including equipment and management information systems.

Effective October 15, 1999, the Company expanded its credit facility to $375 million with a syndicate of banks led by First Union National Bank. The Company plans to utilize the facility to grow its business through strategic acquisitions.

The Company believes that funds generated from operations, together with existing cash and borrowings under the credit facility, will be sufficient to finance its current operations, planned capital expenditures and internal growth for at least the next twelve months. If the Company were to make a significant acquisition or series of acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing.



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


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY RISK - A substantial amount of the Company's revenues are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the German deutsche mark), with a significant amount of operating income being derived from operations in the United Kingdom and Germany. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company has not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

INTEREST RATE RISK - The Company maintains a Credit Facility, two interest rate swap agreements and other long-term debt which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's five-year Credit Facility had a balance outstanding at March 31, 2000 of $216.0 million, which was at a variable rate of interest. In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement in the notional amount of approximately $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $45.0 million.

On January 31, 2000, the Company entered into an additional interest rate swap agreement in the notional amount of approximately $15.0 million which terminates on May 1, 2003. The fair value of the swap agreements at March 31, 2000 approximates $60.0 million. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $5.4 million. Fair values were determined from discounted cash flows.

PART II - OTHER INFORMATION AND SIGNATURE

    Item 1 - Legal Proceedings

As reported in the Quarterly Report on Form 10Q for the quarter ended June 30, 1999, AHL learned that the U.S. Attorney's Office for the Eastern District of Pennsylvania was investigating prior recruiting and training practices and other matters at the Philadelphia location of Argenbright Holdings Limited ("Argenbright Holdings"), a subsidiary of the Company, and that Argenbright Holdings was a target of this investigation.

On April 17, 2000, the U.S. Attorney for the Eastern District of Pennsylvania filed criminal charges against three former employees of Argenbright Holdings. These individuals are alleged to have falsified billing information and training and background records for pre-departure screeners at the Philadelphia International Airport. Argenbright Holdings immediately terminated the indicted individuals when the Company first learned of the violations. Since that time, Argenbright Holdings has cooperated fully with the U.S. Attorney in its investigation.

While the alleged violations were confined to former employees at the Philadelphia Airport, the Government held Argenbright Holdings "vicariously liable" for these individuals' criminal actions. To bring closure to this matter, on April 17, 2000, Argenbright Holdings finalized a settlement agreement with the U.S. Attorney. Argenbright Holdings agreed to pay $1.2 million in fines and investigation expenses and to reimburse $350,000 to Philadelphia airport clients for improper billings. As a result of the actions of these terminated individuals, Argenbright Holdings admitted to two counts of providing false information to the Federal Aviation Administration (FAA).

The Company has recorded a special, non-recurring charge in the first quarter of 2000 of $2.7 million to cover all remaining costs associated with the settlement, including fines, legal and other professional fees and expenses.

The FAA has reviewed Argenbright Holdings other major airport locations and has not uncovered any similar issues. Since learning of the issues, the Company has taken the necessary actions to ensure compliance with all FAA regulations and Company policies and procedures in Philadelphia. Additionally, management has reviewed this investigation with the major clients of its Philadelphia operations and the Company does not believe that this investigation has had a material adverse affect on its relationship with these clients.

    Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 9, 2000. The matters voted upon and the results of voting were as follows:

         To elect one director to serve until the annual meeting of shareholders in 2003 or until such director's successor is duly elected and qualified: The nominee, Frank A. Argenbright, Jr. was elected to the Company's board of directors to serve until the annual meeting of shareholders in 2003. There were 16,031,773 votes for Mr. Argenbright.

         To ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 2000:
         There were 16,293,093 votes for ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants.

Effective May 4, 2000, Hamish Leslie Melville resigned from the Company's board of directors. As of May 9, 2000, the Company's continuing directors are: Edwin
R. Mellett (term expiring 2001); Edwin C. "Skip" Gage and Robert F. McCullough (terms expiring 2002); and Frank A. Argenbright, Jr. (term expiring 2003).

    Item 6 - Exhibits and Reports on Form 8-K

         (a)       Exhibits:

                        Exhibit Number        Description
                        --------------        -----------

                               11             Computation of Earnings Per Share
                               27             Financial Data Schedule (For SEC
                                              Filing Purposes Only)


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AHL SERVICES, INC.
                                   (REGISTRANT)


Date: May 15, 2000                 By: /s/ Barry J. Jenkins
                                      ------------------------------------------
                                      Barry J. Jenkins
                                      Vice President Finance
                                      (On behalf of the Registrant and as
                                      Chief Accounting Officer)