Form 10-Q
period 2000-06-30
AHL SERVICES INC
filed 2000-08-14
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------

                           Commission File No. 0-22195

                               AHL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          GEORGIA                                    58-2277249
---------------------------                     --------------------
(State or other jurisdiction of                   (I.R.S. Employer
Incorporation or organization)                   Identification No.)

  3353 Peachtree Road, NE, Atlanta, GA                 30326
----------------------------------------               -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (404) 267-2222
                                                   --------------

                                 Not Applicable
            --------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,516,792 shares on August 10, 2000.

                               AHL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                 Page No.
                                                                                 --------

PART I         FINANCIAL INFORMATION

ITEM 1.        Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)
               June 30, 2000 and December 31, 1999                                   1

               Condensed Consolidated Statements of Operations (Unaudited)
               Three Months Ended June 30, 2000 and 1999                             2

               Condensed Consolidated Statements of Operations (Unaudited)
               Six Months Ended June 30, 2000 and 1999                               3

               Condensed Consolidated Statements of Cash Flows (Unaudited)
               Six Months Ended June 30, 2000 and 1999                               4

               Notes to Condensed Consolidated Financial Statements                  5

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   6

ITEM 3.        Quantitative and Qualitative Disclosures
               About Market Risk                                                     9

PART II        OTHER INFORMATION AND SIGNATURE                                      10

ITEM 5.        Other Information                                                    10

ITEM 6.        Exhibits and Reports on Form 8-K                                     10

SIGNATURE                                                                           11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       2000          1999
                                                                                    ----------   ------------
                                                           ASSETS

                  CURRENT ASSETS:
                  Cash and cash equivalents                                         $    9,463    $    9,527
                  Accounts receivable, less allowance for doubtful accounts
                   of $4,971 and $4,040 in 2000 and 1999, respectively                 147,642       149,816
                  Reimbursable customer expenses                                         8,303        13,280
                  Work-in-process                                                        8,046        11,109
                  Uniforms in service, net                                               2,555         2,760
                  Prepaid expenses and other                                            13,120         8,464
                  Income taxes receivable                                                   --           886
                                                                                    ----------    ----------
                           Total current assets                                        189,129       195,842

                  Property and equipment, net                                           37,371        35,775
                  Intangibles, net                                                     299,216       305,791
                  Other assets                                                           1,732         1,137
                                                                                    ----------    ----------
                                                                                    $  527,448    $  538,545
                                                                                    ==========    ==========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

                  CURRENT LIABILITIES:
                  Accounts payable                                                  $   11,311    $   10,265
                  Accrued payroll and other current liabilities                         72,899        78,867
                  Current portion of self-insurance reserves                             1,390         1,300
                  Deferred income taxes                                                  1,425           488
                  Current portion of long-term debt                                        165           216
                  Income taxes payable                                                     219            --
                                                                                    ----------    ----------
                           Total current liabilities                                    87,409        91,136
                                                                                    ----------    ----------

                  Long-term debt, less current portion                                 215,860       216,148
                                                                                    ----------    ----------
                  Self-insurance reserves, less current portion                          5,560         5,200
                                                                                    ----------    ----------
                  Deferred income taxes                                                  4,049         4,933
                                                                                    ----------    ----------
                  Other non-current liabilities                                            654           772
                                                                                    ----------    ----------

                  SHAREHOLDERS' EQUITY:
                  Common stock, $.01 par value; 50,000,000 shares
                   authorized, 16,474,292 and 17,409,892 shares issued and
                   outstanding, respectively                                               175           175
                  Preferred stock, no par value; 5,000,000 shares
                   authorized, no shares outstanding                                        --            --
                  Shares held in treasury (935,600 shares at June 30, 2000)            (10,094)           --
                  Paid-in capital                                                      176,836       176,836
                  Retained earnings                                                     48,992        44,287
                  Foreign currency translation adjustment                               (1,993)         (942)
                                                                                    ----------    ----------
                           Total shareholders' equity                                  213,916       220,356
                                                                                    ----------    ----------
                                                                                    $  527,448    $  538,545
                                                                                    ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                ------------------------

                                                                                   2000          1999
                                                                                ----------    ----------

                  Revenues                                                      $  222,917    $  189,559
                  Cost of services                                                 155,429       131,835
                                                                                ----------    ----------
                  Gross margin                                                      67,488        57,724
                  Operating expenses:
                    Field operating                                                 45,283        38,379
                    Corporate, general and administrative                            4,706         4,563
                    Depreciation and amortization                                    5,609         4,298
                                                                                ----------    ----------
                  Operating income                                                  11,890        10,484
                    Interest expense                                                 4,279         2,239
                    Other income, net                                                   --          (335)
                                                                                ----------    ----------
                  Income before income taxes                                         7,611         8,580
                    Income tax provision                                             3,195         3,248
                                                                                ----------    ----------
                  Net income                                                    $    4,416    $    5,332
                                                                                ==========    ==========

                  Earnings per share:
                  Net income per common and common equivalent share:
                     Basic                                                      $     0.27    $     0.31
                                                                                ==========    ==========
                     Diluted                                                    $     0.27    $     0.30
                                                                                ==========    ==========
                  Weighted average common and common equivalent shares:
                     Basic                                                          16,474        17,388
                                                                                ==========    ==========
                     Diluted                                                        16,503        17,937
                                                                                ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    ------------------------

                                                                                       2000          1999
                                                                                    ----------    ----------

                  Revenues                                                          $  442,955    $  360,197
                  Cost of services                                                     307,121       251,563
                                                                                    ----------    ----------
                  Gross margin                                                         135,834       108,634
                  Operating expenses:
                   Field operating                                                      95,796        72,130
                   Corporate, general and administrative                                 9,587         9,702
                   Special charge-Philadelphia settlement                                2,668            --
                   Depreciation and amortization                                        10,949         8,301
                                                                                    ----------    ----------
                  Operating income                                                      16,834        18,501
                   Interest expense                                                      8,723         4,365
                   Other income, net                                                        --          (365)
                                                                                    ----------    ----------
                  Income before income taxes                                             8,111        14,501
                   Income tax provision                                                  3,406         5,438
                                                                                    ----------    ----------
                  Net income                                                        $    4,705    $    9,063
                                                                                    ==========    ==========

                  Earnings per share:
                  Net income per common and common equivalent share:
                      Basic                                                         $     0.28    $     0.54
                                                                                    ==========    ==========
                      Diluted                                                       $     0.28    $     0.52
                                                                                    ==========    ==========
                   Weighted average common and common equivalent shares:
                      Basic                                                             16,721        16,934
                                                                                    ==========    ==========
                      Diluted                                                           16,805        17,522
                                                                                    ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             ------------------------
                                                                                                2000          1999
                                                                                             ----------    ----------

         CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                                         $    4,705    $    9,063
          Adjustments to reconcile net income to net cash provided by (used in)
           Operating activities:
             Depreciation and amortization                                                       10,949         8,301
             Changes in current assets and liabilities, net of assets of acquired
               businesses                                                                         2,808       (46,888)
                                                                                             ----------    ----------
             Net cash provided by (used in) operating activities                                 18,462       (29,524)
                                                                                             ----------    ----------
         CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition consideration                                                               (3,235)      (85,637)
         Purchases of property and equipment                                                     (7,420)       (4,717)
         Other activities, net                                                                       --           546
                                                                                             ----------    ----------
             Net cash used in investing activities                                              (10,655)      (89,808)
                                                                                             ----------    ----------
         CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under credit facility                                                     2,698        36,777
         Treasury stock purchases                                                               (10,094)           --
         Proceeds from equity offering, net                                                          --        96,171
         Repayment of other debt                                                                     --       (14,006)
         Other                                                                                       --          (162)
                                                                                             ----------    ----------
             Net cash (used in) provided by financing activities                                 (7,396)      118,780
                                                                                             ----------    ----------
         Effect of exchange rates on cash and cash equivalents                                     (475)       (1,637)
                                                                                             ----------    ----------
         Net change in cash and cash equivalents                                                    (64)       (2,189)
         Cash and cash equivalents at beginning of period                                         9,527        18,239
                                                                                             ----------    ----------
         Cash and cash equivalents at end of period                                          $    9,463    $   16,050
                                                                                             ==========    ==========

         CASH PAID DURING THE PERIOD FOR:
         Interest                                                                            $    8,525    $    4,591
                                                                                             ==========    ==========
         Income taxes                                                                        $    2,301    $    8,366
                                                                                             ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by AHL Services, Inc. ("AHL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K for such period.

2. BUSINESS SEGMENT INFORMATION - The following table presents information regarding the Company's operating segments (in thousands):

                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30, 2000               JUNE 30, 2000
                                                                   ------------------------    ------------------------

                                                                                 Operating                   Operating
                                                                    Revenues       Income       Revenues       Income
                                                                   ----------    ----------    ----------    ----------
                  2000
                  Aviation services                                $   61,381    $    3,980    $  119,828    $    6,912
                  Facility services                                    48,581         3,369       100,528         5,993
                  Operational support services                         62,703         3,782       121,898         8,088
                  Marketing support services                           50,252         5,465       100,701         8,096
                  Special charge - Philadelphia settlement                 --            --            --        (2,668)
                  Corporate and other                                      --        (4,706)           --        (9,587)
                                                                   ----------    ----------    ----------    ----------
                                                                   $  222,917    $   11,890    $  442,955    $   16,834
                                                                   ==========    ==========    ==========    ==========

                  1999
                  Aviation services                                $   50,221    $    3,805    $   97,211    $    6,853
                  Facility services                                    58,277         3,982       114,659         7,730
                  Operational support services                         43,168         3,512        81,964         6,922
                  Marketing support services                           37,893         3,748        66,363         6,698
                  Corporate and other                                      --        (4,563)           --        (9,702)
                                                                   ----------    ----------    ----------    ----------
                                                                   $  189,559    $   10,484    $  360,197    $   18,501
                                                                   ==========    ==========    ==========    ==========

3. COMPREHENSIVE INCOME - Other comprehensive income includes only foreign currency translation adjustments. The calculation of other comprehensive income is as follows (in thousands):

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30, 2000           JUNE 30, 2000
                                                              --------------------    --------------------

                                                                2000        1999        2000        1999
                                                              --------    --------    --------    --------

                  Net Income                                  $  4,416    $  5,332    $  4,705    $  9,063
                  Other comprehensive income (loss)             (1,655)     (1,149)     (1,051)     (2,428)
                                                              --------    --------    --------    --------
                  Comprehensive income                        $  2,761    $  4,183    $  3,654    $  6,635
                                                              ========    ========    ========    ========

4. CONTINGENCIES - The Company recognizes revenue for Aviation Services, Facility Services, and Operational Support Services as services are performed. The Company recognizes revenue for Marketing Support Services as projects are completed, services are rendered and/or as products are shipped. In the ordinary course of business, Marketing Support Services projects generate various routine disputes and claims between the Company and its customers. At June 30, 2000, such claims and disputes represented less than 9% of the Company's accounts receivable balance. Management is of the opinion that these claims and disputes will be resolved within the existing reserves established for uncollectable receivables.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS - THREE MONTHS ENDED JUNE 30, 2000 AND 1999 - Revenues increased $33.3 million, or 18%, to $222.9 million for the second quarter of 2000 from $189.6 million for the second quarter of 1999. Second quarter 2000 revenues were positively impacted by the effect of acquisitions and internal growth. Second quarter of 1999 revenues would have been approximately $23.7 million higher with the impact of acquisitions subsequent to April 1, 1999 treated as though they were acquired on April 1, 1999. In addition, second quarter of 1999 revenues included approximately $2.6 million attributable to the U.K. transportation business sold on June 30, 1999. Second quarter of 2000 revenues were negatively impacted as compared to the second quarter of 1999 by the decline in foreign currencies versus the U.S. dollar, primarily the British pound and the German deutsche mark. Second quarter of 2000 revenues were negatively impacted by approximately $6.3 million due to the effect of foreign currency exchange rates. The remaining increase, after the impact of acquisitions and foreign currency exchange rates, was a result of providing additional services to existing clients, entering into contracts to provide services to new clients, and rate increases on existing contracts.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $23.6 million, or 18%, to $155.4 million for the second quarter of 2000 from $131.8 million for the second quarter of 1999. As a percentage of revenues, cost of services increased to 69.7% for the second quarter of 2000 from 69.5% for the second quarter of 1999. This slight increase was primarily due to the seasonality effect of the Company's Operational Support Services customers.

Gross margin increased $9.8 million, or 17%, to $67.5 million for the second quarter of 2000 from $57.7 million for the second quarter of 1999. As a percentage of revenues, gross margin declined slightly to 30.3% for the second quarter of 2000 from 30.5% for the second quarter of 1999.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facility expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, maintenance, local sales and marketing activities. These expenses increased $6.9 million, or 18%, to $45.3 million for the second quarter of 2000 from $38.4 million for the second quarter of 1999. As a percentage of revenues, field operating expenses remained relatively constant at 20.3% for the second quarter of 2000 as compared to 20.2% for the second quarter of 1999.

Corporate, general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, increased $143,000, or 3%, to $4.7 million for the second quarter of 2000 from $4.6 million in the second quarter of 1999. As a percentage of revenues, these expenses decreased to

2.1% for the second quarter of 2000 from 2.4% for the second quarter of 1999. This percentage decrease was primarily due to better leveraging of corporate personnel.

Depreciation and amortization increased $1.3 million, or 31%, to $5.6 million for the second quarter of 2000 from $4.3 million for the second quarter of 1999. As a percentage of revenues, these expenses increased to 2.5% for the second quarter of 2000 from 2.3% for the second quarter of 1999. The increase was primarily due to the depreciation and amortization expense of acquisition related fixed and intangible assets.

Operating income increased $1.4 million, or 13%, to $11.9 million for the second quarter of 2000 from $10.5 million for the second quarter of 1999. As a percentage of revenues, operating income was 5.3% for the second quarter of 2000 as compared to 5.5% for the second quarter of 1999.

Interest expense increased $2.1 million, or 91%, to $4.3 million for the second quarter of 2000 from $2.2 for the second quarter of 1999. This increase was due to the increase in the outstanding debt balance in second quarter 2000 versus 1999 due to the use of the Company's credit facility to fund acquisitions and the significant rise in interest rates in 2000 compared to 1999.

Income tax provision decreased $53,000, or 2%, to $3.2 million for the second quarter of 2000 from $3.3 million in the second quarter of 1999. The Company provided income taxes at a rate of 42.0% for the second quarter of 2000 and 37.9% for the second quarter of 1999. The increase in the effective tax rate in 2000 as compared to 1999 is due to the change in business mix by country as a result of acquisitions.

Net income decreased $916,000, or 17%, to $4.4 million, or 2.0% of revenues, for the second quarter of 2000 from net income of $5.3 million, or 2.8% of revenues, for the second quarter of 1999.

OPERATING RESULTS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999 - Revenues increased $82.8 million, or 23%, to $443.0 million for the six months ended June 30, 2000 from $360.2 million for the six months ended June 30, 1999. Revenues for the six months ended June 30, 2000 were positively impacted by the effect of acquisitions and internal growth. Revenues for the six months ended June 30, 1999 would have been approximately $51.5 million greater with the impact of acquisitions subsequent to January 1, 1999 treated as though they were acquired on January 1, 1999. Revenues for the six months ended June 30, 1999 included approximately $5.0 million attributable to the U.K. transportation business sold on June 30, 1999. Revenues for the six months ended June 30, 2000 were negatively impacted as compared to the revenues for the six months ended June 30, 1999 by the decline in foreign currencies versus the U.S. dollar, primarily the British pound and the German deutsche mark. Revenues for the six months ended June 30, 2000 were negatively impacted by approximately $10.9 million due to the effect of foreign currency exchange rates. The remaining increase, after the impact of acquisitions and foreign currency rates, was a result of providing additional services to existing clients, entering into contracts to provide services to new clients, and rate increases on existing contracts.

Cost of services increased $55.5 million, or 22%, to $307.1 million for the six months ended June 30, 2000 from $251.6 million for the six months ended June 30, 1999. As a percentage of revenues, cost of services decreased to 69.3% for the six months ended June 30, 2000 from 69.8% for the six months ended June 30, 1999 due to a changing mix of revenues by operating segments as a result of acquisitions.

Gross margin increased $27.2 million, or 25%, to $135.8 million for the six months ended June 30, 2000 from $108.6 million for the six months ended June 30, 1999. As a percentage of revenues, gross margin improved to 30.7% for the six months ended June 30, 2000 from 30.2% for the six months ended June 30, 1999.

Field operating expenses increased $23.7 million, or 33%, to $95.8 million for the six months ended June 30, 2000 from $72.1 million for the six months ended June 30, 1999. As a percentage of revenues, field operating expenses increased to 21.6% for the six months ended June 30, 2000 as compared to 20.0% for the six months ended June 30, 1999 due to a changing mix of revenues by operating segments as a result of acquisitions.

Corporate, general and administrative expenses decreased $115,000, or 1%, to $9.6 million for the six months ended June 30, 2000 from $9.7 million in the six months ended June 30, 1999. As a percentage of revenues, these expenses decreased to 2.2% for the six months ended June 30, 2000 from 2.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to better leveraging of corporate personnel.

Special charge - Philadelphia settlement of $2.7 million for the first quarter of 2000 represents legal fees, fines and other costs for the settlement of the Philadelphia legal matter discussed in Note 4 to the Condensed Consolidated Financial Statements contained in the Company's report on Form 10-Q for the quarter ended March 31, 2000.

Depreciation and amortization increased $2.6 million, or 32%, to $10.9 million for the six months ended June 30, 2000 from $8.3 million for the six months ended June 30, 1999. As a percentage of revenues, these expenses increased to 2.5% for the six months ended June 30, 2000 from 2.3% for the six months ended June 30, 1999. The increase was primarily due to the depreciation and amortization expense of acquisition related fixed and intangible assets.

Operating income decreased $1.7 million, or 9%, to $16.8 million for the six months ended June 30, 2000 from $18.5 million for the six months ended June 30, 1999. As a percentage of revenues, operating income was 3.8% for the six months ended June 30, 2000 as compared to 5.1% for the six months ended June 30, 1999.

Interest expense increased $4.3 million, or 100%, to $8.7 million for the six months ended June 30, 2000 from $4.4 for the six months ended June 30, 1999. This increase was due to the increase in the outstanding debt balance for the six months ended June 30, 2000 versus the six months ended June 30, 1999 due to the use of the Company's credit facility to fund acquisitions and the significant rise in interest rates in 2000 compared to 1999.

Income tax provision decreased $2.0 million, or 37%, to $3.4 million for the six months ended June 30, 2000 from $5.4 million in the six months ended June 30, 1999. The Company provided income taxes at a rate of 42.0% for the six months ended June 30, 2000 and 37.5% for the six months ended June 30, 1999. The increase in the effective tax rate in 2000 as compared to 1999 is due to the change in business mix by country as a result of acquisitions.

Net income decreased $4.4 million, or 48%, to $4.7 million, or 1.1% of revenues, for the six months ended June 30, 2000 from net income of $9.1 million, or 2.5% of revenues, for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $18.5 million for the six months ended June 30, 2000 compared to cash used in operating activities of $29.5 million for the six months ended June 30, 1999. This increase in cash provided by operating activities was primarily the result of a change of $49.7 million in working capital due to decreases in days outstanding in accounts receivable and the timing of payments of accounts payable and accrued expenses offset by a $1.7 million decrease in net income before depreciation and amortization. Cash used in investing activities for the six months ended June 30, 2000 was $10.7 million compared to $89.8 million for the six months ended June 30, 1999. The use of cash for investing activities was principally a result of the acquisition consideration paid and additions to property and equipment made during those periods. Cash used for financing activities for the six months ended June 30, 2000 was $7.4 million compared to cash provided by financing activities of $118.8 million for the six months ended June 30, 1999. The Company repurchased 935,600 shares of its common stock in the first quarter of 2000 for $10.1 million. No shares were repurchased in the second quarter of 2000. During the first quarter of 1999, the Company completed a follow-on public offering of its common stock. The Company issued 3,255,570 shares at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $96.1 million, of which the Company used a portion to repay a $10 million subordinated convertible debenture. The remaining $86.1 million was used to reduce the outstanding balance under the credit facility.

Capital expenditures were approximately $7.4 million for the six months ended June 30, 2000 compared to $4.7 million for the six months ended June 30, 1999. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations, including equipment and management information systems.

The credit facility allows the Company to repurchase up to $20.0 million of its common stock. The Company had repurchased 935,600 shares at an average price of $10.79 per share through June 30, 2000. For the period July 1, 2000 through August 10, 2000, the Company repurchased an additional 957,500 shares at an average price of $7.69 per share.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others: conditions affecting our reliance on major clients; our ability to manage a growing business; the availability of labor; conditions affecting our international operations; the impact of competition; contract disputes; general economic conditions; and changes in foreign currency and interest rates. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed above, and other factors that you may wish to consider, is contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K. Copies of these filings are available from the Company free of charge.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY RISK - A substantial amount of the Company's revenues are received, and operating costs are incurred in foreign currencies (primarily the British pound and the German deutsche mark, which is tied to the Euro), with a significant amount of operating income being derived from operations in the United Kingdom and Germany. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company has not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

INTEREST RATE RISK - The Company maintains a credit facility, two interest rate swap agreements and other long-term debt which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's five-year Credit Facility had a balance outstanding at June 30, 2000 of $211.8 million, which was at a variable rate of interest. In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement in the notional amount of approximately $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $45.0 million. On January 31, 2000, the Company entered into an additional interest rate swap agreement in the notional amount of approximately $15.0 million which terminates on May 1, 2003. The fair value of the swap agreements at June 30, 2000 approximates $60.0 million. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $5.0 million. Fair values were determined from discounted cash flows.

PART II - OTHER INFORMATION AND SIGNATURE

Item 5 - Other Information

On July 27, 2000, the board of directors increased the size of its members to seven pursuant to the authority granted to the board of directors by AHL's articles of incorporation and bylaws. The board of directors then elected three new members. The new members are John W. Ward, founding partner of Transition International (term expiring 2001); Thomas J. Marano, President and Chief Operating Officer, U.S. operations of AHL Services, Inc. (term expiring 2003); and Ronald J. Domanico, Executive Vice President and Chief Financial Officer of AHL Services, Inc. (term expiring 2002). The newly-elected members of the board of directors will be submitted to AHL's shareholders for approval at the next annual meeting of shareholders. The other members of AHL's board of directors are Edwin R. Mellett (term expiring 2001), Edwin C. "Skip" Gage (term expiring 2002), Robert F. McCullough (term expiring 2002), and Frank A. Argenbright, Jr. (term expiring 2003).

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                           Exhibit        Description
                           -------        -----------
                           Number
                           ------

                             11           Computation of Earnings Per Share
                             27           Financial Data Schedule (For SEC
                                          Filing Purposes Only)

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AHL SERVICES, INC.
                                             (REGISTRANT)

Date: August 14, 2000                        By:     /s/ Ronald J. Domanico
                                                --------------------------------
                                                Ronald J. Domanico
                                                Executive Vice President and
                                                Chief Financial Officer