Form 10-Q
period 2000-09-30
AHL SERVICES INC
filed 2000-11-14
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------

                           Commission File No. 0-22195

                               AHL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            GEORGIA                                       58-2277249
-------------------------------                      --------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                        Identification No.)

3353 Peachtree Road, NE, Atlanta, GA                         30326
------------------------------------                         -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (404) 267-2222
                                                   ----------------

                                 Not Applicable
                  ---------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,489,292 shares on November 8, 2000.

                               AHL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         September 30, 2000 and December 31, 1999............................  2

         Condensed Consolidated Statements of Operations (Unaudited)
         Three Months Ended September 30, 2000 and 1999......................  3

         Condensed Consolidated Statements of Operations (Unaudited)
         Nine Months Ended September 30, 2000 and 1999.......................  4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Nine Months Ended September 30, 2000 and 1999.......................  5

         Notes to Condensed Consolidated Financial Statements................  6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................  8

ITEM 3.  Quantitative and Qualitative Disclosures
         About Market Risk................................................... 13

PART II  OTHER INFORMATION AND SIGNATURE

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 13

SIGNATURE.................................................................... 14

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                             2000           1999
                                                                        -------------   ------------

                                  ASSETS
         CURRENT ASSETS:
         Cash and cash equivalents                                        $    9,724     $    9,527
         Accounts receivable, less allowance for doubtful accounts
          of $5,527 and $4,040 in 2000 and 1999, respectively                155,415        149,816
         Reimbursable customer expenses                                       14,226         13,280
         Work-in-process                                                       7,445         11,109
         Uniforms in service, net                                              2,710          2,760
         Prepaid expenses and other                                           13,183          8,464
         Income taxes receivable                                                  --            886
                                                                          ----------     ----------
             Total current assets                                            202,703        195,842

         Property and equipment, net                                          40,344         35,775
         Intangibles, net                                                    304,391        305,791
         Other assets                                                          1,679          1,137
                                                                          ----------     ----------
                                                                          $  549,117     $  538,545
                                                                          ==========     ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
         Accounts payable                                                 $   10,452     $   10,265
         Accrued payroll and other current liabilities                        66,888         78,867
         Current portion of self-insurance reserves                            1,390          1,300
         Deferred income taxes                                                 1,882            488
         Current portion of long-term debt                                       165            216
         Income taxes payable                                                  2,838             --
                                                                          ----------     ----------
             Total current liabilities                                        83,615         91,136
                                                                          ----------     ----------

         Long-term debt, less current portion                                244,641        216,148
                                                                          ----------     ----------
         Self-insurance reserves, less current portion                         5,560          5,200
                                                                          ----------     ----------
         Deferred income taxes                                                 4,049          4,933
                                                                          ----------     ----------
         Other non-current liabilities                                           661            772
                                                                          ----------     ----------

         SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value; 50,000,000 shares
          authorized, 15,511,792 and 17,409,892  shares issued and
          outstanding, respectively                                              175            175
         Preferred stock, no par value; 5,000,000 shares
          authorized, no shares outstanding                                       --             --
         Shares held in treasury (1,898,100 shares at September
          30, 2000)                                                          (17,496)            --
         Paid-in capital                                                     176,836        176,836
         Retained earnings                                                    55,601         44,287
         Foreign currency translation adjustment                              (4,525)          (942)
                                                                          ----------     ----------
             Total shareholders' equity                                      210,591        220,356
                                                                          ----------     ----------
                                                                          $  549,117     $  538,545
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          -------------------------

                                                                             2000           1999
                                                                          ----------     ----------

         Revenues                                                         $  240,393     $  217,357
         Cost of services                                                    167,234        150,369
                                                                          ----------     ----------
         Gross margin                                                         73,159         66,988
         Operating expenses:
           Field operating                                                    46,393         40,300
           Corporate, general and administrative                               4,774          5,650
           Depreciation and amortization                                       5,713          4,994
                                                                          ----------     ----------
         Operating income                                                     16,279         16,044
           Interest expense                                                    4,902          3,425
           Other income, net                                                      (8)           (62)
                                                                          ----------     ----------
         Income before income taxes                                           11,385         12,681
           Income tax provision                                                4,776          4,992
                                                                          ----------     ----------
         Net income                                                       $    6,609     $    7,689
                                                                          ==========     ==========

         Earnings per share:
         Net income per common and common equivalent share:
             Basic                                                        $     0.42     $     0.44
                                                                          ==========     ==========
             Diluted                                                      $     0.42     $     0.43
                                                                          ==========     ==========
          Weighted average common and common equivalent shares:
             Basic                                                            15,800         17,406
                                                                          ==========     ==========
             Diluted                                                          15,861         18,040
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          -------------------------

                                                                             2000           1999
                                                                          ----------     ----------

         Revenues                                                         $  683,348     $  577,554
         Cost of services                                                    474,355        401,932
                                                                          ----------     ----------
         Gross margin                                                        208,993        175,622
         Operating expenses:
           Field operating                                                   142,189        112,431
           Corporate, general and administrative                              14,361         15,352
           Special charge-Philadelphia settlement                              2,668             --
           Depreciation and amortization                                      16,662         13,295
                                                                          ----------     ----------
         Operating income                                                     33,113         34,544
           Interest expense                                                   13,625          7,790
           Other income, net                                                      (8)          (427)
                                                                          ----------     ----------
         Income before income taxes                                           19,496         27,181
           Income tax provision                                                8,182         10,430
                                                                          ----------     ----------
         Net income                                                       $   11,314     $   16,751
                                                                          ==========     ==========

         Earnings per share:
         Net income per common and common equivalent share:
             Basic                                                        $     0.69     $     0.98
                                                                          ==========     ==========
             Diluted                                                      $     0.69     $     0.95
                                                                          ==========     ==========
          Weighted average common and common equivalent shares:
             Basic                                                            16,412         17,093
                                                                          ==========     ==========
             Diluted                                                          16,488         17,697
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         -------------------------
                                                                                            2000           1999
                                                                                         ----------     ----------

         CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                                     $   11,314     $   16,751
          Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
              Depreciation and amortization                                                  16,662         13,295
              Gain on sales of property and equipment                                            --           (418)
              Changes in current assets and liabilities, net of assets of acquired
                 businesses                                                                 (14,893)       (66,163)
                                                                                         ----------     ----------
              Net cash provided by (used in) operating activities                            13,083        (36,535)
                                                                                         ----------     ----------
         CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition consideration                                                          (15,622)       (96,580)
         Purchases of property and equipment                                                (15,016)        (9,486)
         Other activities, net                                                                   --          1,226
                                                                                         ----------     ----------
              Net cash used in investing activities                                         (30,638)      (104,840)
                                                                                         ----------     ----------
         CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under credit facility                                                36,532         61,221
         Treasury stock purchases                                                           (17,496)            --
         Proceeds from equity offering, net                                                      --         96,171
         Repayment of other debt                                                                 --        (14,006)
         Other activities, net                                                                   --           (245)
                                                                                         ----------     ----------
              Net cash provided by financing activities                                      19,036        143,141
                                                                                         ----------     ----------
         Effect of exchange rates on cash and cash equivalents                               (1,284)        (1,252)
                                                                                         ----------     ----------
         Net change in cash and cash equivalents                                                197            514
         Cash and cash equivalents at beginning of period                                     9,527         18,239
                                                                                         ----------     ----------
         Cash and cash equivalents at end of period                                      $    9,724     $   18,753
                                                                                         ==========     ==========

         CASH PAID DURING THE PERIOD FOR:
         Interest                                                                        $   13,450     $    7,748
                                                                                         ==========     ==========
         Income taxes                                                                    $    4,458     $    7,266
                                                                                         ==========     ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by AHL Services, Inc. ("AHL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K for such period.

2. ACQUISITIONS - On July 5, 2000, AHL acquired two additional outsourced staffing companies in Germany for $14.4 million in cash, building the Company's position as one of Germany's leading staffing companies. Gesellschaft Fuer Zeitarbeit mbH - Heilbron and Gesellschaft Fuer Zeitarbeit mbH - Eisenach ("GFZ"), headquartered in Southern Germany, provides skilled and semi-skilled workers to auto parts manufacturers. Its 1999 revenues were approximately $11 million. HPD Harzer Personaldienst GmbH and APS Personalservice GmbH ("HPD") is headquartered in Wernigerode, Eastern Germany, and had 1999 revenues of approximately $10 million.

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

3.       EVENTS SUBSEQUENT TO QUARTER END

         Divestiture of U.S. Industrial Staffing Businesses
         On October 13, 2000, the Company sold its U.S. Industrial Staffing businesses to an investor group led by the President of AHL's Baltimore staffing operation. This business, which had revenues for the 12 months ending September 30, 2000 of approximately $53.5 million, was sold for $22.5 million which includes notes receivable from the purchaser of $9.5 million. In addition, the Company retained the accounts receivable of the business which totaled approximately $7.4 million at September 30, 2000. Cash proceeds will be used to retire debt. The Company will record a non-operating loss on this sale of approximately $2.9 million, which primarily relates to transition concessions granted to the purchaser upon closing.

         PIMMS Arbitration Award
         In April 1999, AHL acquired PIMMS, an outsourced merchandising company. The Company filed an arbitration claim under the terms of the Purchase Agreement in August 1999 based on breach of representations and warranties. Upon completion of the arbitration proceeding on October 2, 2000, the Company was awarded $5.2 million plus attorneys' fees, consultant fees, arbitration fees and other costs. The Company will record this award, net of escrow adjustments, in the fourth quarter of 2000 as a reduction of the goodwill originally recorded with the PIMMS acquisition.

4. BUSINESS SEGMENT INFORMATION - The following table presents information regarding the Company's operating segments (in thousands):

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -------------------------     -------------------------

                                                                          Operating                     Operating
                                                            Revenues        Income        Revenues        Income
                                                           ----------     ----------     ----------     ----------

         2000
         Aviation services                                 $   63,154     $    5,063     $  182,982     $   11,974
         Facility services                                     50,526          2,925        151,053          8,918
         Operational support services                          77,251          8,009        199,150         16,097
         Marketing support services                            49,462          5,056        150,163         13,153
         Special charge - Philadelphia settlement                  --             --             --         (2,668)
         Corporate and other                                       --         (4,774)            --        (14,361)
                                                           ----------     ----------     ----------     ----------
                                                           $  240,393     $   16,279     $  683,348     $   33,113
                                                           ==========     ==========     ==========     ==========

         1999
         Aviation services                                 $   54,678     $    4,854     $  151,889     $   11,706
         Facility services                                     56,362          4,687        171,021         12,417
         Operational support services                          64,163          7,546        146,127         14,468
         Marketing support services                            42,154          4,607        108,517         11,305
         Corporate and other                                       --         (5,650)            --        (15,352)
                                                           ----------     ----------     ----------     ----------
                                                           $  217,357     $   16,044     $  577,554     $   34,544
                                                           ==========     ==========     ==========     ==========

5. COMPREHENSIVE INCOME - Other comprehensive income includes only foreign currency translation adjustments. The calculation of other comprehensive income is as follows (in thousands):

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                      ---------------------     ---------------------

                                                        2000         1999         2000         1999
                                                      --------     --------     --------     --------

         Net income                                   $  6,609     $  7,689     $ 11,314     $ 16,751
         Other comprehensive income (loss)              (2,532)         816       (3,583)      (1,612)
                                                      --------     --------     --------     --------
         Comprehensive income                         $  4,077     $  8,505     $  7,731     $ 15,139
                                                      ========     ========     ========     ========

6. CONTINGENCIES - The Company recognizes revenue for Aviation Services, Facility Services, and Operational Support Services as services are performed. The Company recognizes revenue for Marketing Support Services as projects are completed, services are rendered and/or as products are shipped. In the ordinary course of business, Marketing Support Services projects generate various routine disputes and claims between the Company and its customers. At September 30, 2000, such claims and disputes represented less than 6% of the Company's accounts receivable balance. The Company has entered into non-binding arbitration with a customer involving disputed amounts due the Company for services performed under a contract. Additionally, the Company has had continued discussions regarding disputed accounts receivable with another customer for services performed under another contract. The gross amount of receivables due from these two customers approximates $10 million. Management is of the opinion that these claims and disputes will be resolved within the existing reserves established for uncollectable receivables.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 - Revenues increased $23.0 million, or 11%, to $240.4 million for the third quarter of 2000 from $217.4 million for the third quarter of 1999. Third quarter 2000 revenues were positively impacted by the effect of acquisitions and internal growth. Third quarter of 1999 revenues would have been approximately $17.5 million higher with the impact of acquisitions subsequent to July 1, 1999 treated as though they were acquired on July 1, 1999. Third quarter of 2000 revenues were negatively impacted as compared to the third quarter of 1999 by the decline in foreign currencies versus the U.S. dollar, primarily the British pound and the German deutsche mark. Third quarter of 2000 revenues were negatively impacted by approximately $11.2 million due to the effect of foreign currency exchange rates. The remaining increase, after the impact of acquisitions and foreign currency exchange rates, was a result of providing additional services to existing clients, entering into contracts to provide services to new clients, and rate increases on existing contracts.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor related expenses. Cost of services increased $16.8 million, or 11%, to $167.2 million for the third quarter of 2000 from $150.4 million for the third quarter of 1999. As a percentage of revenues, cost of services increased to 69.6% for the third quarter of 2000 from 69.2% for the third quarter of 1999. This slight increase was primarily due to the effect of the growth of the Company's Operational Support Services business in 2000.

Gross margin increased $6.2 million, or 9%, to $73.2 million for the third quarter of 2000 from $67.0 million for the third quarter of 1999. As a percentage of revenues, gross margin declined slightly to 30.4% for the third quarter of 2000 from 30.8% for the third quarter of 1999.

Field operating expenses represent expenses which directly support field operations, such as each district's management, facility expenses (such as rent, communication costs and taxes), employee uniforms, equipment leasing, maintenance and local sales and marketing activities. These expenses increased $6.1 million, or 15%, to $46.4 million for the third quarter of 2000 from $40.3 million for the third quarter of 1999. As a percentage of revenues, field operating expenses increased to 19.3% for the third quarter of 2000 as compared to 18.5% for the third quarter of 1999, due to the growth of the Company's Marketing Services businesses which have higher field operating costs, the investment by the Company in a consolidated back office operation in Munich, Germany for the Company's German Operational Support Services business in 2000 and the placement of certain management and back office employees of the U.K. operations in field operating costs in 2000 versus at corporate in 1999.

Corporate, general and administrative expenses, which includes the cost of services the Company provides to support and manage its field activities, decreased $876,000, or 15%, to $4.8 million for the third quarter of 2000 from $5.7 million in the third quarter of 1999. As a percentage of revenues, these expenses decreased to 2.0% for the third quarter of 2000 from 2.6% for the third quarter of 1999, due to better leveraging of corporate personnel and accounting for certain management and back office employees of the U.K. operations in field operating expenses in 2000 rather than in corporate, general and administrative expenses as in previous years.

Depreciation and amortization increased $719,000, or 14%, to $5.7 million for the third quarter of 2000 from $5.0 million for the third quarter of 1999. As a percentage of revenues, these expenses increased to 2.4% for the third quarter of 2000 from 2.3% for the third quarter of 1999. The increase was primarily due to the depreciation and amortization expense of acquisition related fixed and intangible assets.

Operating income increased $235,000, or 2%, to $16.3 million for the third quarter of 2000 from $16.0 million for the third quarter of 1999. As a percentage of revenues, operating income was 6.8% for the third quarter of 2000 as compared to 7.4% for the third quarter of 1999.

Interest expense increased $1.5 million, or 43%, to $4.9 million for the third quarter of 2000 from $3.4 for the third quarter of 1999. This increase was due to the increase in the outstanding debt balance in 2000 as compared to 1999 due to the use of the Company's credit facility to fund acquisitions, the repurchase of shares of AHL's common stock in 2000, and the significant rise in interest rates in 2000 compared to 1999.

Income tax provision decreased $216,000, or 4%, to $4.8 million for the third quarter of 2000 from $5.0 million in the third quarter of 1999. The Company provided income taxes at a rate of 42.0% for the third quarter of 2000 and 39.4% for the third quarter of 1999. The increase in the effective tax rate in 2000 as compared to 1999 is due to the change in business mix by country as a result of acquisitions.

Net income decreased $1.1 million, or 14%, to $6.6 million, or 2.7% of revenues, for the third quarter of 2000 from net income of $7.7 million, or 3.5% of revenues, for the third quarter of 1999.

OPERATING RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 - Revenues increased $105.8 million, or 18%, to $683.4 million for the nine months ended September 30, 2000 from $577.6 million for the nine months ended September 30, 1999. Revenues for the nine months ended September 30, 2000 were positively impacted by the effect of acquisitions and internal growth. Revenues for the nine months ended September 30, 1999 would have been approximately $40.4 million greater with the impact of acquisitions subsequent to January 1, 1999 treated as though they were acquired on January 1, 1999. Revenues for the nine months ended September 30, 1999 included approximately $5.0 million attributable to the U.K. transportation business sold on June 30, 1999. Revenues for the nine months ended September 30, 2000 were negatively impacted as compared to the revenues for the nine months ended September 30, 1999 by the decline in foreign currencies versus the U.S. dollar, primarily the British pound and the German deutsche mark. Revenues for the nine months ended September 30, 2000 were negatively impacted by approximately $22.1 million due to the effect of foreign currency exchange rates. The remaining increase, after the impact of acquisitions and foreign currency rates, was a result of providing additional services to existing clients, entering into contracts to provide services to new clients, and rate increases on existing contracts.

Cost of services increased $72.5 million, or 18%, to $474.4 million for the nine months ended September 30, 2000 from $401.9 million for the nine months ended September 30, 1999. As a percentage of revenues, cost of services decreased slightly to 69.4% for the nine months ended September 30, 2000 from 69.6% for the nine months ended September 30, 1999 due to a changing mix of revenues by operating segments as a result of acquisitions.

Gross margin increased $33.4 million, or 19%, to $209.0 million for the nine months ended September 30, 2000 from $175.6 million for the nine months ended September 30, 1999. As a percentage of revenues, gross margin improved to 30.6% for the nine months ended September 30, 2000 from 30.4% for the nine months ended September 30, 1999.

Field operating expenses increased $29.8 million, or 27%, to $142.2 million for the nine months ended September 30, 2000 from $112.4 million for the nine months ended September 30, 1999. As a percentage of revenues, field operating expenses increased to 20.8% for the nine months ended September 30, 2000 as compared to 19.5% for the nine months ended September 30, 1999, due to a growth of the Company's Marketing Services businesses which have higher field operating expenses, the investment by the Company in a consolidated back office operation in Munich, Germany for the Company's German Operational Support Services business in 2000 and the placement of certain management and back office employees of the U.K. operations in field operating costs in 2000 versus at corporate in 1999.

Corporate, general and administrative expenses decreased $1.0 million, or 6%, to $14.4 million for the nine months ended September 30, 2000 from $15.4 million in the nine months ended September 30, 1999. As a percentage of revenues, these expenses decreased to 2.1% for the nine months ended September 30, 2000 as compared to 2.7% for the nine months ended September 30, 1999, due to better leveraging of corporate personnel and the placement of certain management and back office employees of the U.K. operations in field operating costs in 2000 versus corporate in 1999.

Special charge - Philadelphia settlement of $2.7 million in the first quarter of 2000 represents legal fees, fines and other costs for the settlement of the Philadelphia legal matter discussed in Note 4 to the Condensed Consolidated Financial Statements contained in the Company's report on Form 10-Q for the quarter ended March 31, 2000.

Depreciation and amortization increased $3.4 million, or 25%, to $16.7 million for the nine months ended September 30, 2000 from $13.3 million for the nine months ended September 30, 1999. As a percentage of revenues, these expenses increased to 2.4% for the nine months ended September 30, 2000 from 2.3% for the nine months ended September 30, 1999. The increase was primarily due to the depreciation and amortization expense of acquisition related fixed and intangible assets.

Operating income decreased $1.4 million, or 4%, to $33.1 million for the nine months ended September 30, 2000 from $34.5 million for the nine months ended September 30, 1999. As a percentage of revenues, operating income was 4.8% for the nine months ended September 30, 2000 as compared to 6.0% for the nine months ended September 30, 1999.

Interest expense increased $5.8 million, or 75%, to $13.6 million for the nine months ended September 30, 2000 from $7.8 for the nine months ended September 30, 1999. This increase was due to the increase in the outstanding debt balance for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999 due to the use of the Company's credit facility to fund acquisitions, the repurchase of shares of AHL's common stock in 2000, and the significant rise in interest rates in 2000 compared to 1999.

Other income, net, decreased $419,000 to $8,000 for the nine months ended September 30, 2000 from $427,000 for the nine months ended September 30, 1999 as a result of the gain on the Company's sales of its U.K. bus transportation business which occurred on June 30, 1999.

Income tax provision decreased $2.2 million, or 22%, to $8.2 million for the nine months ended September 30, 2000 from $10.4 million in the nine months ended September 30, 1999. The Company provided income taxes at a rate of 42.0% for the nine months ended September 30, 2000 and 38.4% for the nine months ended September 30, 1999. The increase in the effective tax rate in 2000 as compared to 1999 is due to the change in business mix by country as a result of acquisitions.

Net income decreased $5.5 million, or 33%, to $11.3 million, or 1.7% of revenues, for the nine months ended September 30, 2000 from net income of $16.8 million, or 2.9% of revenues, for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $13.1 million for the nine months ended September 30, 2000 compared to cash used in operating activities of $36.5 million for the nine months ended September 30, 1999. This increase in cash provided by operating activities was primarily the result of a change of $51.3 million in working capital due to decreases in days outstanding for accounts receivable and the timing of payments of accounts payable and accrued expenses, offset by a $2.1 million decrease in net income before depreciation and amortization. Cash used in investing activities for the nine months ended September 30, 2000 was $30.6 million compared to $104.8 million for the nine months ended September 30, 1999. The use of cash for investing activities was principally a result of acquisition consideration paid and additions to property and equipment made during those periods. Cash provided by financing activities for the nine months ended September 30, 2000 was $19.0 million compared to $143.1 million for the nine months ended September 30, 1999. The Company repurchased 1,898,100 shares of its common stock in the nine months ended September 30, 2000 for $17.5 million. During the first quarter of 1999, the Company completed a follow-on public offering of its common stock. The Company issued 3,255,570 shares at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $96.1 million, of which the Company used a portion to repay a $10 million subordinated convertible debenture. The remaining $86.1 million was used to reduce the outstanding balance under the credit facility.

Capital expenditures were approximately $15.0 million for the nine months ended September 30, 2000 compared to $9.5 million for the nine months ended September 30, 1999. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations, including equipment and management information systems.

The credit facility allows the Company to repurchase up to $20.0 million of its common stock. The Company, during 2000, repurchased 1,898,100 shares at an average price of $9.22 per share through September 30, 2000. For the period October 1, 2000 through November 8, 2000, the Company repurchased an additional 22,500 shares at an average price of $7.50 per share.

The Company believes that funds generated from operations, together with existing cash and borrowings under the credit facility, will be sufficient to finance its current operations, planned capital expenditures and internal growth for the next twelve months. If the Company were to make a significant acquisition or series of acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing.

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

INTEREST RATE RISK - The Company maintains a credit facility, two interest rate swap agreements and other long-term debt which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's five-year credit facility had a balance outstanding at September 30, 2000 of $244.1 million, which was at a variable rate of interest. In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement in the notional amount of approximately $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $45.0 million. On January 31, 2000, the Company entered into an additional interest rate swap agreement in the notional amount of approximately $15.0 million which terminates on May 1, 2003. The fair value of the $60.0 million in swap agreements at September 30, 2000 approximates $60.3 million. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $5.0 million. Fair values were determined from discounted cash flows.

PART II - OTHER INFORMATION AND SIGNATURE

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                           Exhibit         Description
                           -------         -----------
                           Number
                           ------

                             11            Computation of Earnings Per
                                           Share
                             27            Financial Data Schedule (For SEC
                                           Filing Purposes Only)

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AHL SERVICES, INC.
                                             (REGISTRANT)


Date: November 14, 2000                      By: /s/ Ronald J. Domanico
                                                -------------------------------
                                                Ronald J. Domanico
                                                Executive Vice President and
                                                Chief Financial Officer