Form 10-K
period 2000-12-31
AHL SERVICES INC
filed 2001-03-30
CIK 1030740

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from           to
                                      ---------    -----------

                         Commission File Number 0-22195

                               AHL SERVICES, INC.
        (Exact name of registrant as specified in governing instrument)

       Georgia                                           58-2277249
(State of organization)                        (IRS Employer Identification No.)


                3353 Peachtree Road, NE, Atlanta, Georgia, 30326
              (Address of Principal Executive Offices -- Zip Code)

       Registrant's telephone number, including area code: (404) 684-3000

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered
 Common Stock, $.01 per share                   The Nasdaq Stock Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing sale price on The Nasdaq Stock Market) on March 15, 2001 was approximately $64,315,000. As of March 15, 2001, there were 15,322,792 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 10, 2001 are incorporated by reference in
Part III.

                               AHL SERVICES, INC.

                                TABLE OF CONTENTS


ITEM NO.                                                                                                                    PAGE NO.
ITEM 1.       BUSINESS...........................................................................................................3
         Industry Overview.......................................................................................................3
         Strategy ...............................................................................................................3
         Services Provided.......................................................................................................4
         Divestitures and Abandonments...........................................................................................6
         Acquisitions............................................................................................................7
         Contract Terms......................................................................................................... 7
         Sales and Marketing.....................................................................................................7
         Management Information Systems..........................................................................................7
         Competition.............................................................................................................8
ITEM 2        PROPERTIES.........................................................................................................8
ITEM 3        LEGAL PROCEEDINGS..................................................................................................8
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................................8
ITEM X.       EXECUTIVE OFFICERS OF THE REGISTRANT...............................................................................8
PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS............................................10
ITEM 6.       SELECTED FINANCIAL DATA...........................................................................................11
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................11
         Overview ..............................................................................................................11
         Results of Operations..................................................................................................13
         Fiscal 2000 Compared to Fiscal 1999....................................................................................13
         Fiscal 1999 Compared to Fiscal 1998....................................................................................16
         Quarterly Results and Seasonality......................................................................................18
         Liquidity and Capital Resources........................................................................................19
         Forward-Looking Statements.............................................................................................20
         Inflation  ............................................................................................................20
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................................20
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................................21
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................21
PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................................22
ITEM 11.      EXECUTIVE COMPENSATION............................................................................................22
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................................22
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................................22
PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K................................................23

                                     PART I

ITEM 1.  BUSINESS

         AHL Services, Inc. ("AHL" or the "Company"), headquartered in Atlanta, Georgia, is a leading provider of outsourced business services including marketing services in the United States and specialized staffing services in Europe. AHL's marketing services include integrated customer relationship management, information management, fulfillment of products, promotions and trade materials and merchandising services. AHL's European specialized staffing services provide electricians, welders, plumbers, customer service representatives and industrial workers for clients throughout Germany and the United Kingdom. AHL's clients include a range of Global 500 companies including leaders in the automotive, consumer goods, entertainment, retail and technology sectors.

INDUSTRY OVERVIEW

         Many corporations need to provide non-core functions to their customers, potential customers or for their own production demands. Enterprises incur considerable expense and invest substantial amounts of management time in managing non-core functions. Outsourced business services providers often are able to provide higher quality services at a lower cost than these enterprises are able to provide themselves. Outsourcing these functions shifts employment and facility costs and responsibilities and allows enterprises to reduce the administrative overhead and time necessary to properly manage non-core functions.

         The market for outsourced business services has evolved as companies increasingly outsource non-core functions. The outsourcing company provides on-site management of staff, assumes responsibility for a particular function and shares in the economic benefits derived from improved execution of the function. These functions can include designing and implementing a solution for its client. As enterprises centralize purchasing decisions and seek to reduce the number of vendors with whom they do business, the ability of providers to offer national and international coverage is growing in importance. These trends, as well as the increasing need for capital and management depth for growth, are creating consolidation opportunities in the highly fragmented outsourcing services industry.

         Marketing services includes a broad spectrum of activities that are required to implement the strategies and plans developed by manufacturers, retailers, service providers and advertising agencies. Important segments of the marketing services industry include customer relationship management, fulfillment, merchandising, direct mail, lead generation, Web design, database management and mining, continuity programs, loyalty programs, promotional programs and market research. The marketing services industry is large, with significant growth expected as companies place greater emphasis on retaining existing customers by appealing to them on a more personalized basis.

         The European staffing market is large and highly fragmented with rapid growth expected as more countries deregulate the staffing industry and implement labor policies that favor the use of outsourced services. The United Kingdom represents about 40 percent of the total European industry. Overall, growth is expected to continue making the European staffing industry one of the largest in the world with Germany expected to be one of the fastest growing marketplaces for staffing over the next several years.

STRATEGY

         AHL believes that there are significant opportunities to expand its business as existing clients and other large corporations utilize outsourcing solutions that will enable them to focus on their core competencies. Key elements of AHL's strategy include:

         Continued focus on the marketing services industry. The shifting of marketing budgets from advertising toward marketing services, changes in technology and fragmentation of media are driving significant changes in the marketing industry. Mass media and national promotions are giving way to one-to-one marketing and more account-specific promotions. Promotion is moving closer to the customer, with employment of more sophisticated, personalized marketing techniques. As customers become more costly to attract, marketers are increasing their focus on customer retention by utilizing continuity programs, sophisticated databases, and investments in merchandising to ensure product availability. The result is a shift of marketing budgets from advertising toward marketing services such as those provided by AHL.

         Continued focus on European specialized staffing in the United Kingdom and Germany. The expanding European staffing market is growing rapidly to address emerging labor shortages in the largest countries as regulations surrounding outsourcing services are relaxed and employment laws make it increasingly difficult for manufacturers to maintain a flexible workforce. The European Union has a labor force that is 20 percent larger than the United States labor force, creating an opportunity for continued growth as the staffing industry becomes less restricted. Clients are increasingly expecting leading staffing companies to service them at all locations within one country, driving the consolidation of strong regional companies to create companies such as AHL in the United Kingdom and Germany with national coverage in both countries.

         Develop Long-Term Client Relationships. AHL targets large corporations and institutions that have significant needs for outsourced business services to develop long-term client relationships. AHL has established long-term relationships with most of its large clients through preferred outsourcing vendor relationships. These long-term relationships have provided AHL with a significant source of predictable and recurring revenues. Building and maintaining relationships with its clients' senior executives and local operating personnel is an important operating philosophy of AHL.

         Continue to Seek Strategic Acquisitions. AHL continues to seek selective accretive acquisitions in an effort to further develop its service offerings and geographic coverage. Since May 1997, AHL has completed 22 acquisitions. AHL believes that a disciplined acquisition program and an effective integration process allow it to leverage its existing infrastructure and capitalize on the fragmented nature of outsourced business services.


SERVICES PROVIDED

         The following table presents information with respect to the percentage of AHL's revenues by business line for the periods shown:

                                                                  YEAR ENDED
                                                               DECEMBER 31, (1)
                                                      -------------------------------
                    BUSINESS LINE                      2000        1999         1998
              ----------------------------------      -------------------------------
              Marketing Services ...............         43%         42%          38%
              Specialized Staffing Services ....         57%         58%          62%
                                                      -----       -----        -----
                       Total ...................        100%        100%         100%
                                                      =====       =====        =====

         (1) Reported continuing results from operations include the marketing services businesses in the United States and specialized staffing services businesses in the United Kingdom and Germany, the divested U.S. industrial staffing business and the abandoned PIMMS store set-up business.

MARKETING SERVICES

         AHL's marketing services business unit is a leading provider of outsourced marketing executional services in the United States. Current service offerings include fulfillment of products, promotional programs and trade programs, customer service, merchandising services and information management. Clients are primarily Fortune 500 companies and selected fast-growing smaller companies. AHL integrates its services to custom fit the specific objectives of client's marketing programs, with the primary objectives to improve its clients' marketing effectiveness, maximize their customer relationships and increase sales.

         AHL currently has eight fulfillment centers located in Detroit, Minneapolis, Kankakee, Phoenix, Los Angeles and Juarez, Mexico. AHL's four major customer service centers are located in Minneapolis, Kankakee, and Selkirk and Winnipeg, Canada. Merchandising services is managed through a network of field offices, with sales offices in Minneapolis, Troy, Bentonville and St. Louis.

         AHL's fulfillment services include order processing, warehousing, kitting and light assembly, pick, pack, ship, customer service, inventory management, coupon/rebate fulfillment and custom letter production. Customer relationship management services include order management, payment processing, responding to questions about shipments, product characteristics, product usage and promotional execution details on a 24-hour, 7-day basis via telephone, e-mail, online chat, fax and mail. Merchandising services include inventory management, shelf management, product resets, promotional execution and audits, and product resets within major retailers' stores. Information management services include creation and maintenance of clients' databases and the extraction of critical information from the database to improve effectiveness of subsequent marketing programs.

         AHL continues to invest in technologies and new processes, which build productivity and service quality for its clients. AHL has expanded the use of radio frequency systems, added pick-to-light technology for its production lines and is adding websites that allow clients to order and get information online. AHL has added e-mail, e-chat and voice-over Internet protocol features to its customer service systems. In addition, AHL is upgrading its warehouse systems to ensure real time tracking of inventory and orders.

         AHL's focus on quality was evident during fiscal year 2000 as it continued to improve its performance regarding accuracy and timeliness. AHL received ISO 9000 certification for two additional facilities and successfully completed re-certification audits in three other facilities that had been previously certified. Certification of remaining facilities is expected to be completed in fiscal year 2001.

         AHL provides a comprehensive array of marketing support services, enabling it to execute and administer complex, multifaceted marketing programs for its clients. These programs include the following:

FULFILLMENT OF PRODUCTS, PROMOTIONAL PROGRAMS AND TRADE PROGRAMS

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

         Fulfillment. AHL executes fulfillment services for clients which include:

         -        receipt and tracking of client inventory;

         -        storage of customer inventory in secured areas;

         -        receipt of customer orders via the Internet;

         - fulfillment of orders by selecting from inventory the merchandise ordered and packing, labeling and shipping the merchandise to the consumer within 24 hours; and

         - production of reports, files, and transaction records transmitted to the client via the Internet.

CUSTOMER SERVICES

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

MERCHANDISING SERVICES

         AHL provides merchandising services to major consumer products manufacturers and large retail chains. These services strengthen AHL's in-store presence at the point of purchase, increasing its opportunities with retailers and manufacturers who seek to outsource their in-store merchandising requirements. Merchandising is a logical extension of AHL's traditional business-to-business fulfillment activities. For example, not only can AHL pack and ship promotional materials, it can also fully execute the promotions at the store level. AHL offers a complete solution to its clients.

INFORMATION MANAGEMENT

         AHL provides management services which include creation and maintenance of clients' databases and the extraction of critical information from the database to improve effectiveness of subsequent marketing programs.

SPECIALIZED STAFFING SERVICES

         AHL provides specialized staffing services throughout the United Kingdom and Germany. AHL has over 10,000 skilled and semi-skilled workers assisting large, global 500 clients primarily in the automotive, engineering, aeronautical, food, call center and consumer packaged goods industries. AHL's employees perform skilled, semi-skilled and customer service tasks. Examples of these workers include electricians, welders, plumbers and mechanics. The social environment in Europe creates an opportunity for staffing companies to now serve clients as part of their permanent staffing solution. Clients may rely upon AHL for as much as 10% to 15% of their work force, especially during peak periods, creating relatively steady demand for services. In total, AHL has 103 staffing branches in Europe, 66 in Germany and 37 in the United Kingdom.

         About 60% of AHL's staffing business is in Germany, a market with particularly strong growth rates. AHL entered the German staffing market in 1998 and through a series of acquisitions has built Germany's fifth largest staffing company. AHL will continue to grow the German staffing business through increased internal growth as well as through acquisitions, as appropriate opportunities present themselves.

         In the United Kingdom, AHL has focused its business in the higher growth, higher margin segments of the staffing industry, achieving growth rates and margins in excess of the market average. United Kingdom services include call center and warehousing operations for a variety of large, national companies.

DIVESTITURES AND ABANDONMENTS

         On December 29, 2000, wholly-owned subsidiaries of AHL sold the stock in the AHL's subsidiaries Argenbright Security, Inc. and The ADI Group Limited, AHL's U.S. and European aviation and facility services businesses, for $185 million in cash to Securicor plc., a business services company headquartered in the United Kingdom. The final purchase price is subject to adjustment within a range of $175 to $210 million based on 2001 actual performance of the U.S. aviation and facility services businesses. Net after-tax proceeds from the sale were used to retire debt.

         In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 30, AHL has reflected the results of its aviation and facility services businesses as discontinued operations in the accompanying consolidated statements of operations. This presentation reflects the net earnings of these businesses as a single line item segregated from the results of continuing operations for all periods presented. It is AHL's policy to allocate interest expense to discontinued operations based primarily on the revenue of the discontinued operations in relation to the total revenue of AHL. AHL has allocated $10.9 million, $7.8 million, and $2.6 million of interest expense to discontinued operations in fiscal years 2000, 1999 and 1998, respectively.

         On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business to an investor group led by the president of AHL's Baltimore staffing operation. This business was sold for $22.5 million, which includes notes receivable from the purchaser of $9.5 million, resulting in a loss on disposition of $2.9 million. In addition, AHL retained the accounts receivable of the business, which totaled approximately $6.5 million, net, as of the date of the sale. The results of the U.S. industrial staffing business are reflected within continuing operations through the date of the sale in the accompanying consolidated statements of operations.

         On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated AHL has more attractive options, and that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project-driven than anticipated with increasing surge capacity requirements and difficulties in forecasting utilization rates. To become a profitable business would require significant additional investment to develop geographic density and maintain a national infrastructure. As a result of this decision, AHL recorded $66.7 million in impairment and other related costs in December 2000, that included write-off of goodwill of $60.1 million, write-off of assets, primarily computer systems which will no longer be utilized, of $2.6 million, severance paid during 2000 of $2.6 million and the accrual for lease termination costs for the PIMMS facility of $1.4 million. In addition, AHL recorded, in field operating expenses, $12.8 million in working capital adjustments related to the abandoned PIMMS operations, primarily for disputed accounts receivable. AHL completed the closing of the PIMMS business unit on March 16, 2001, and will record a final charge for the related severance expense of approximately $2.5 million in the first quarter of 2001. The results of the PIMMS business are reflected within continuing operations from the date of acquisition, April 30, 1999, through December 31, 2000, in the accompanying consolidated statements of operations.

         On June 30, 1999, AHL sold its United Kingdom bus transportation business to National Express Group PLC. The shuttle bus business generated approximately $6.0 million in 1998 revenues. As a result of this divestiture, AHL recorded a gain of approximately $400,000 and assigned approximately $4.0 million in lease obligations to the purchaser.

ACQUISITIONS

         Since the completion of its initial public offering in March 1997, AHL has completed 22 acquisitions. Each acquired company had operating margins in excess of AHL's operating margin at the time of acquisition and was immediately accretive to earnings. Together these acquisitions have significantly increased AHL's presence in Europe, added new lines of business to AHL's operations and increased density in AHL's existing lines of business.

         The table on page 20 (Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview) provides certain information with respect to the acquisitions that AHL has completed during the three year period ended December 31, 2000.

CONTRACT TERMS

         In the Marketing Services business, AHL generally enters into one to three year contracts with its clients, pursuant to which it agrees to provide services for a fixed number of programs per year. The scope and magnitude of the programs are determined by the client.

         In the European specialized staffing business, AHL generally enters into contracts with its clients pursuant to which it agrees to provide specialized staffing on an as needed basis at a specific rate to the client.

SALES AND MARKETING

         AHL targets large corporations and institutions that have significant outsourcing needs, marketing its services to potential clients through senior management, field managers and AHL's sales force. As part of its operating philosophy, AHL emphasizes building and maintaining relationships with personnel at various levels of its clients' organizations, including relationships with both senior executives and operating personnel.

         In January 2001, AHL appointed six new senior vice presidents to spearhead the marketing services business development in the automotive, consumer products, entertainment, retail and technology markets. These experienced marketing professionals will help AHL's clients maximize their marketing programs.

MANAGEMENT INFORMATION SYSTEMS

         AHL's management information systems contribute significantly to its daily operations, financial performance and customer service. AHL has invested, and will continue to invest, resources in the development of systems to grow and support the business needs of its clients.

         In marketing services, AHL uses technology extensively. The state-of-the-art marketing and sales support applications and related infrastructure provide the business with order entry and inventory control automation, organized distribution facilities, efficient out-bound logistics, and valuable management database and reporting systems. Across all its business lines, AHL has utilized technology to simplify, automate and integrate the administrative and management processes that serve its business units. In European specialized staffing, AHL acquired several integrated scheduling and accounting systems through its acquisitions.

COMPETITION

         The outsourcing industry is extremely competitive and highly fragmented, with limited barriers to entry. Companies within the outsourcing industry compete on the basis of the quality of service provided, the range of services offered, and price. AHL believes its competitive advantages include its reputation for providing high quality service and its ability to serve large clients in the United States and Europe. Many of AHL's competitors offer a more limited range of services and focus on a few specific industries.

         AHL competes in international, national, regional and local markets with outsourcing companies, specialized contract service providers and in-house organizations that provide services to potential clients and third parties. AHL's principal national competitors include:

         - Marketing Services - Harte-Hanks, Young America Corporation and StarTek, Inc.; and

         -        Specialized Staffing Services -- Manpower, Inc., DIS and
                  Adecco SA.

         Certain of AHL's competitors have significantly greater financial resources and larger operations than AHL.

ITEM 2   PROPERTIES

         AHL maintains 18 offices and facilities for marketing services in various metropolitan areas in North America and 103 branches for specialized staffing services in Europe, primarily the United Kingdom and Germany. AHL's executive headquarters (9,700 square feet) are located in Atlanta, Georgia in a leased facility. The initial term of the executive headquarters lease expires in July 2003.

ITEM 3   LEGAL PROCEEDINGS

         AHL is involved in various routine litigation, disputes and claims in the ordinary course of business, primarily related to employee and customer contract issues. While unfavorable outcomes are possible, management is of the opinion that the resolution of these matters will not have a material effect on the results of operations or financial condition of AHL.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

    AHL's executive officers and key employees are as follows:

                           EXECUTIVE OFFICERS:        AGE                             POSITION
                       --------------------------   -------    ----------------------------------------------------------
                       Edwin R.  Mellett........      62       Chairman and Chief Executive Officer
                       Frank A.  Argenbright, Jr      53       Vice Chairman
                       Thomas J.  Marano........      50       President and Chief Operating Officer, Marketing Services
                       Ernest Patterson.........      54       Chief Executive, European Specialized Staffing
                       Ronald J. Domanico.......      42       Executive Vice President and Chief Financial Officer

         Edwin R. Mellett has been Chairman and Chief Executive Officer of AHL Services since December 29, 2000, and was Vice Chairman and Co-Chief Executive Officer from December 1994 to December 29, 2000. He served on AHL Services' Advisory Board during 1994. From 1993 to 1994, he was a consultant and private investor. From 1984 to 1992, Mr. Mellett was Senior Vice President of The Coca-Cola Company, serving also as President of Coca-Cola Northern Europe from 1990 to 1992 and President of Coca-Cola USA from 1986 to 1988. From 1972 to 1984, Mr. Mellett was President of the Food Services Division of PepsiCo.

         Frank A. Argenbright, Jr. founded AHL Services in 1979. In connection with the sale of AHL's U.S. and European aviation and facility services businesses to Securicor plc on December 29, 2000, Mr. Argenbright assumed the position of Chief Executive Officer of the U.S. Security Operations of Securicor in order to facilitate a smooth transition and ensure proper customer service. Mr. Argenbright therefore resigned as AHL's Chairman and Co-Chief Executive Officer and assumed the position of AHL's Vice Chairman on December 29, 2000. He served as AHL Services' Chairman from 1979 until December 29, 2000. Mr. Argenbright was Co-Chief Executive officer from 1994 until December 29, 2000, and was Chief Executive Officer from 1979 to 1994.

         Thomas J. Marano has been a director of AHL Services since July 2000. He has been President and Chief Operating Officer of marketing services business of AHL since May 1999. From July 1995 to April 1999, he was President and Chief Operating Officer-United States Operations of AHL. From 1990 to June 1995, Mr. Marano was Vice-President and a Global Customer Director for the Coca-Cola Company, and from 1986 to 1990, he was Vice-President of U.S. Sales, Fountain Division, of The Coca-Cola Company.

         Ronald J. Domanico has been a director of AHL Services since July 2000. He has been Executive Vice President and Chief Financial Officer of AHL Services since May 2000. From February 2000 to May 2000, he was a independent management consultant. Mr. Domanico served as Senior Vice President and Chief Financial Officer of Nabisco International from July 1997 to February 2000. From June 1981 to June 1997, he held various positions with Kraft, Inc., most recently as Chief Financial Officer of Kraft Scandanavia from September 1990 to June 1997.

         Ernest Patterson has been Chief Executive, European Operations of AHL since June 1997. From 1996 to 1997, Mr. Patterson was a Group Chief Executive Officer for National Express Group PLC. From 1990 to 1996, he was the Chief Executive Officer, Worldwide Distribution Services for B.E.T.PLC, and from 1985 to 1990, he was the Managing Director of a foreign subsidiary of B.E.T.PLC.

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

                                                        HIGH            LOW
                                                      --------        --------
                        2000:
                             First Quarter .......... $ 21.625        $  8.875
                             Second Quarter .........   10.313           6.125
                             Third Quarter ..........    9.625           6.688
                             Fourth Quarter .........   12.500           6.750

                        1999:
                             First Quarter .......... $ 37.375        $ 18.000
                             Second Quarter .........   30.563          19.938
                             Third Quarter ..........   31.625          23.750
                             Fourth Quarter .........   28.250          16.000

         On March 15, 2001, the last sale price of the common stock as reported on the Nasdaq National Market was $9.00 per share, and there were 47 holders of record of the common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of AHL are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and AHL's "Consolidated Financial Statements and Notes thereto" included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 2000, have been derived from AHL's financial statements, which have been audited by Arthur Andersen LLP, independent public accountants.

Fiscal Year Ended December 31, (1) and (2)
(In thousands, except per share data)                        2000            1999            1998           1997           1996
------------------------------------------------------    ---------       ---------       ---------       --------       -------
Statement of Operations Data:
   Revenues                                               $ 456,163       $ 372,447       $ 152,249       $  7,524       $    --
   Cost of services                                         279,002         232,068         102,091          6,586            --
                                                          ---------       ---------       ---------       --------       -------
      Gross margin                                          177,161         140,379          50,158            938            --
   Operating expenses:
      Field operating                                       143,842          94,544          29,187            374            --
      Corporate general and administrative                    7,514           7,100           5,537          1,499            --
      Depreciation and amortization                          14,181          11,778           3,012            250            --
      Impairment and other related charges                   66,718              --              --             --            --
                                                          ---------       ---------       ---------       --------       -------
         Operating income (loss)                            (55,094)         26,957          12,422         (1,185)           --
   Interest expense, net                                      7,730           4,760           1,226             35            --
   Loss on sale of U.S. industrial staffing business          2,900              --              --             --            --
   Other income, net                                             --            (385)           (304)          (723)           --
                                                          ---------       ---------       ---------       --------       -------
      Income (loss) from operations before income           (65,724)         22,582          11,500           (497)           --
   Income tax provision (benefit)                           (25,896)          8,921           4,588           (187)           --
                                                          ---------       ---------       ---------       --------       -------
      Income (loss) from operations                         (39,828)         13,661           6,912           (310)           --
   Discontinued operations - U.S. and European
      aviation and facility services businesses:
         Gain on sale, net of taxes                          50,002              --              --             --            --
         Income (loss) from discontinued operations,
            net of taxes                                     (5,813)          5,933           6,211          6,729         2,171
   Extraordinary charges                                         --              --              --           (385)           --
                                                          ---------       ---------       ---------       --------       -------
      Net income                                          $   4,361       $  19,594       $  13,123       $  6,034       $ 2,171
                                                          =========       =========       =========       ========       =======
   Net income per share - diluted                         $    0.27       $    1.11       $    0.91       $   0.55       $  0.26
                                                          =========       =========       =========       ========       =======
   Weighted average common shares - diluted                  16,181          17,710          14,419         10,960         8,433
                                                          =========       =========       =========       ========       =======

December 31,
(In thousands)                                               2000            1999            1998           1997          1996
                                                          ---------       ---------       ---------       --------       -------
Balance Sheet Data:
Working capital, net of discontinued operations           $  30,762       $  36,142       $  20,822       $  3,062       $    --
Total assets                                                364,498         507,282         347,292         96,540        25,115
Long-term debt, net of current portion                       68,016         216,148         169,338          3,495        19,706
Shareholders' equity                                        205,740         220,356         105,688         74,531         5,409
                                                          ---------       ---------       ---------       --------       -------

(1) Reported continuing results from operations include the marketing services businesses in the United States and specialized staffing services businesses in the United Kingdom and Germany, the divested U.S. industrial staffing business and the abandoned PIMMS store set-up business.

(2) AHL's United States operations' fiscal year ends on the last Friday in December. Fiscal years 2000, 1998, 1997 and 1996 consist of 52 weeks. Fiscal year 1999 consists of 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         AHL Services, Inc., headquartered in Atlanta, Georgia, is a leading provider of outsourced business services including marketing services within the United States and specialized staffing services in Europe. AHL's marketing services include integrated customer relationship management, information management, fulfillment of products, promotions and trade materials and merchandising services. AHL's European specialized staffing services provide electricians, welders, plumbers, customer service representatives and industrial workers for clients throughout Germany and the United Kingdom.

         As part of a strategic realignment, in the fourth quarter of fiscal 2000, AHL sold its aviation and facility services businesses, sold its U.S. industrial staffing business and abandoned its PIMMS store set-up operation. A discussion of these events is as follows:

- On December 29, 2000, wholly-owned subsidiaries of AHL sold the stock in the Company's subsidiaries, Argenbright Security, Inc. and The ADI Group Limited, AHL's U.S. and European aviation and facility services businesses, for $185 million in cash to Securicor plc., a business services company headquartered in the United Kingdom, resulting in a pre-tax gain of $80.1 million. The final purchase price is subject to adjustment within a range of $175 to $210 million based on 2001 actual performance of the U.S. aviation and facility services businesses. In accordance with the provisions of APB No. 30, the Company has reflected the results of its aviation and facility services businesses as discontinued operations in the accompanying consolidated statements of operations. This presentation reflects the net earnings of these businesses as a single line item segregated from the results of continuing operations for all periods presented.

- On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business to an investor group led by the President of AHL's Baltimore staffing operation for $22.5 million, resulting in a pre-tax loss of $2.9 million.

- On December 28, 2000, AHL made the decision to discontinue operations of its store set-up business unit, formerly called PIMMS, and take charges in Q4 of 2000 of $79.5 million related to the closing of the unit.

         During the three years ended December 31, 2000, AHL completed 15 acquisitions of marketing services and European specialized staffing businesses. These acquisitions were financed with borrowings under AHL's bank revolving credit facility (the "Credit Facility") and proceeds from its follow-on public offering in January 1999. The table below provides certain information with respect to the acquisitions that the Company has completed for the years ended December 31, 2000, 1999 and 1998:

                                          Revenues for the
                                           Calendar Year
                                             Prior to
Date                                        Acquisition
of Acquisition     Company                 (In millions)   Headquarters         Services Provided
------------------------------------------------------------------------------------------------------------
2000:
July 2000          GFZ                         $11.0       Southern Germany     European specialized staffing
July 2000          HPD                          10.0       Eastern Germany      European specialized staffing

1999:
December 1999      Service Advantage            15.0       Taylorville, IL      Marketing services
October 1999       BMP                           5.0       Hanover, Germany     European specialized staffing
September 1999     Jobspot                       6.0       Southeast England    European specialized staffing
September 1999     CDI                           4.4       Minneapolis, MN      Marketing services
July 1999          Draefern                     30.0       Midlands England     European specialized staffing
June 1999          Excel                         7.0       Southeast England    European specialized staffing
April 1999         PIMMS                        40.0(1)    Minneapolis, MN      Marketing services
April 1999         MM                            3.0       Munich, Germany      European specialized staffing
December 1998(2)   UNICCO                       50.0(3)    Boston, MA           Facility services

1998:
December 1998      Verfurth                     20.0       Munster, Germany     European specialized staffing
August 1998        Right Associates             17.0       Portsmouth, England  European specialized staffing
August 1998        EMD                          50.0       Frankfurt, Germany   European specialized staffing
July 1998          Gage Marketing               80.0       Minneapolis, MN      Marketing services
April 1998         TUJA                         16.0       Munich, Germany      European specialized staffing
February 1998      SES Staffing Solutions       16.0(3)    Baltimore, MD        U.S. industrial staffing

(1)      Abandoned on December 28, 2000.

(2) The UNICCO acquisition was completed on December 28, 1998, subsequent to the year-end of AHL's United States operations. As such, the acquisition has been excluded from all fiscal year 1998 financial statement information.

(3)      Sold during fiscal year 2000.

RESULTS OF OPERATIONS

     The following table sets forth Consolidated Statement of Operations data as a percentage of revenues for the periods indicated:

                                                                                Fiscal Year Ended December 31,
                                                                                -------------------------------
                                                                                2000         1999         1998
                                                                                -----        -----        -----
Statement of Operations Data:
Revenues                                                                        100.0%       100.0%       100.0%
Cost of services                                                                 61.2         62.3         67.1
                                                                                -----        -----        -----
   Gross margin                                                                  38.8         37.7         32.9
Operating expenses:
   Field operating                                                               31.5         25.4         19.2
   Corporate general and administrative                                           1.6          1.9          3.6
   Depreciation and amortization                                                  3.1          3.2          1.9
   Impairment and other related charges                                          14.6           --           --
                                                                                -----        -----        -----
   Operating income (loss)                                                      (12.0)         7.2          8.2
Interest expense, net                                                             1.8          1.2          0.8
Loss on sale of U.S. industrial staffing business                                 0.6           --           --
Other income, net                                                                  --         (0.1)        (0.2)
                                                                                -----        -----        -----
   Income (loss) from operations before income taxes                            (14.4)         6.1          7.6
Income tax provision (benefit)                                                   (5.7)         2.4          3.1
                                                                                -----        -----        -----
   Income (loss) from operations                                                 (8.7)         3.7          4.5
Discontinued operations - U.S. and European aviation and facility services businesses:
   Gain on sale, net of taxes                                                    11.0           --           --
   Income (loss) from discontinued operations, net of taxes                      (1.3)         1.6          4.1
                                                                                -----        -----        -----
   Net income                                                                     1.0%         5.3%         8.6%
                                                                                =====        =====        =====

FISCAL 2000 COMPARED TO FISCAL 1999

RESULTS FROM OPERATIONS

         Reported continuing results from operations include the marketing services businesses in the United States, specialized staffing services businesses in the United Kingdom and Germany, the divested U.S. industrial staffing business and the abandoned PIMMS store set-up business.

         Revenues increased $83.7 million, or 22%, to $456.2 million for fiscal 2000 from $372.5 million for fiscal 1999. Revenues for fiscal 2000 and 1999 included $77.6 million and $86.8 million, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, revenues for fiscal 2000 increased $92.9 million, or 33%. Revenues for fiscal 1999 would have been approximately $45.1 million greater with the impact of acquisitions subsequent to January 1, 1999 treated as though they were acquired on January 1, 1999. Revenues for fiscal 2000 were negatively impacted as compared to the revenues for fiscal 1999 by the decline in foreign currencies versus the U.S. dollar, primarily the British pound and the Euro/German mark. Revenues for fiscal 2000 were negatively impacted by approximately $34.8 million due to the effect of declines in foreign currency exchange rates during fiscal 2000. The remaining increase of 29%, after the impact of acquisitions and foreign currency rates, was due to a strong demand in fiscal 2000 for customer service and consumer promotional fulfillment services in the Company's marketing services division and due to the continued growth of the European specialized staffing business driven by the opening of 10 additional branches during fiscal 2000, bringing the total to 103 branches at December 31, 2000.

         Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor-related expenses. Cost of services increased $46.9 million, or 20%, to $279.0 million for fiscal 2000 from $232.1 million for fiscal 1999. Cost of services for fiscal 2000 and 1999 included $54.7 million and $60.4 million, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, costs of services increased $52.6 million, or 31%. As a percentage of revenues, cost of services decreased to 59.2% for fiscal 2000 from 60.1% for fiscal 1999. This decrease was primarily due to the effect of the growth of the Company's higher margin marketing services business in fiscal 2000.

         Gross margin increased $36.8 million, or 26%, to $177.2 million for fiscal 2000 from $140.4 million for fiscal 1999. Gross margin for fiscal 2000 and 1999 included $22.9 million and $26.4 million, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, gross margin increased $40.2 million, or 35%. As a percentage of revenues, gross margin increased to 40.8% for fiscal 2000 from 39.9% for fiscal 1999, due to the growth of the Company's higher margin marketing services business in fiscal 2000.

         Field operating expenses represent expenses which directly support field and facility operations, such as field management, facility expenses (such as rent, utilities and communication costs), equipment leasing, maintenance and local sales and marketing activities. These expenses increased $49.3 million, or 52%, to $143.8 million for fiscal 2000 from $94.5 million for fiscal 1999. Field operating expenses for fiscal 2000 and 1999 included $33.2 million and $16.4 million, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. The expense for fiscal 2000 includes $12.8 million in working capital adjustments primarily for disputed accounts receivable related to the decision to abandon the PIMMS operation in December 2000. Excluding these business units, field operating expenses increased $32.4 million, or 42%. As a percentage of revenues, field operating expenses increased to 29.2% for fiscal 2000 as compared to 27.4% for fiscal 1999, due to the growth of the Company's marketing services businesses, which have higher field operating costs, and the investment by the Company in 10 additional branch offices for the Company's European specialized staffing business in fiscal 2000.

         Corporate, general and administrative expenses, which include the cost of services the Company provides to support and manage its field operations and facilities, increased $414,000, or 6%, to $7.5 million for fiscal 2000 from $7.1 million for fiscal 1999. As a percentage of revenues, excluding the sold U.S. industrial staffing business and the abandoned PIMMS operation, these expenses decreased to 2.0% for fiscal 2000 from 2.5% for fiscal 1999, due to better leveraging of corporate personnel.

         Depreciation and amortization increased $2.4 million, or 20%, to $14.2 million for fiscal 2000 from $11.8 million for fiscal 1999. Depreciation and amortization for fiscal 2000 and 1999 included $2.4 million and $2.3 million, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, depreciation and amortization increased $2.3 million, or 25%. As a percentage of revenues, depreciation and amortization were relatively consistent at 3.1% for fiscal 2000 and 3.3% for fiscal 1999.

         Impairment and other related charges represent certain costs related to the abandonment of the PIMMS operation in fiscal 2000. In December 2000, AHL committed to discontinue operations of its store set-up business unit, formerly called PIMMS, which AHL purchased in April 1999, for $65.0 million. A comprehensive strategic review of the unprofitable store set-up business indicated AHL had more attractive options and that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project driven than anticipated with increasing surge capacity requirements and difficult-to-forecast utilization rates. To become a profitable business would require significant additional investment to develop geographic density and maintain a national infrastructure. The Company recorded $66.7 million in impairment and other related costs in December 2000, which included write-off of goodwill of $60.1 million, write-off of assets, primarily computer systems which will no longer be utilized, of $2.6 million, severance paid during 2000 of $2.6 million and the accrual for lease termination costs for the PIMMS facility of $1.4 million. In addition, the Company recorded, in field operating expenses, $12.8 million in working capital adjustments related to the abandoned PIMMS operations, primarily for disputed accounts receivable. The Company expects the PIMMS business unit to wind down operations and to be completely closed by March 15, 2001. At that time, the Company will take a final charge for the related severance expense of approximately $2.5 million for the first quarter of 2001.

         Operating income (loss) decreased $82.1 million to an operating loss of $55.1 million for fiscal 2000 from operating income of $27.0 million for fiscal 1999. The operating loss for fiscal 2000 included an $84.2 million loss for the abandoned PIMMS operation and operating income of $4.7 million for the sold U.S. industrial staffing business. Operating income for fiscal 1999 included $7.7 million for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, operating income increased $5.1 million, or 26%. As a percentage of revenues, operating income was 6.4% for fiscal 2000 as compared to 6.8% for fiscal 1999.

         Interest expense, net, represents the interest on the outstanding debt of the Company allocated to the continuing operations. Interest expense, net, increased $3.0 million, or 62%, to $7.7 million for fiscal 2000 from $4.8 for fiscal 1999. This increase was due to the increase in the outstanding debt balance in fiscal 2000 compared to fiscal 1999 due to the use of the Company's Credit Facility to fund acquisitions, the repurchase of shares of AHL's common stock in fiscal 2000 and the significant rise in interest rates in fiscal 2000 compared to fiscal 1999.

         Loss on sale of the U.S. industrial staffing business consists of a non-operating loss of $2.9 million in fiscal 2000. On October 13, 2000, the Company sold its U.S. industrial staffing business to an investor group led by the President of AHL's Baltimore staffing operation. This business was sold for $22.5 million, which includes notes receivable from the purchaser of $9.5 million. In addition, the Company retained the accounts receivable of the business which totaled approximately $6.5 million at October 13, 2000.

         Income tax provision (benefit) decreased $34.8 million to a benefit of $25.9 million for fiscal 2000 from a provision of $8.9 million for fiscal 1999. The Company provided income taxes at a rate of 39.4% for fiscal 2000 and 39.5% for fiscal 1999.

DISCONTINUED OPERATIONS - U.S. AND EUROPEAN AVIATION AND FACILITY SERVICES BUSINESSES

         On December 29, 2000, AHL sold the U.S. and European aviation and facility services businesses for $185 million in cash to Securicor plc., a business services company headquartered in the United Kingdom. The final purchase price is subject to adjustment within a range of $175 to $210 million based on 2001 actual performance of the U.S. aviation and facility services businesses. As a result of this sale, the Company recorded an $80.1 million pre-tax gain in December 2000 on the $185.0 million cash proceeds less the potential purchase price reduction of $10.0 million, net book value of assets and liabilities of $82.7 million and disposal and transaction costs of $12.2 million.

         Income (loss) from discontinued operations include the results of operations for these businesses, net of the applicable interest expense and taxes. Income (loss) from discontinued operations decreased $11.7 million to a loss of $5.8 million for fiscal 2000 from income of $5.9 million for fiscal 1999. The decrease is due in part to a $2.7 million legal settlement in fiscal 2000, higher interest expense in fiscal 2000 and investments in field and corporate overhead in order to enhance future years' performance.

NET INCOME

         Net income decreased $15.2 million, or 78%, to $4.4 million, or 1.0% of revenues, for fiscal 2000 from net income of $19.6 million, or 5.3% of revenues, for fiscal 1999. This decrease was a result of one-time gains and costs associated with the Company's strategic transformation in the fourth quarter of 2000 in which AHL sold its U.S. industrial staffing business, sold its aviation and facility services businesses and abandoned operations of its PIMMS store set-up business.

FISCAL 1999 COMPARED TO FISCAL 1998

RESULTS FROM OPERATIONS

         Reported continuing results from operations include the marketing services businesses in the United States and specialized staffing services businesses in the United Kingdom and Germany, the divested U.S. industrial staffing business and the abandoned PIMMS store set-up business for the period after the acquisition date of April 30, 1999.

         Revenues increased $220.2 million, or 145%, to $372.4 million for fiscal 1999 from $152.2 million for fiscal 1998. Revenues for fiscal 1999 and 1998 included $86.8 million and $37.5 million, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, revenues for fiscal 1999 increased $170.9 million, or 149%. Revenues for fiscal 1998 would have been approximately $150.6 million greater with the impact of acquisitions subsequent to January 1, 1998, treated as though they were acquired on January 1, 1998. Revenues for fiscal 1999 were negatively impacted as compared to the revenues for fiscal 1998 by the decline in foreign currencies versus the U.S. dollar, primarily the British pound and the Euro/German mark. Revenues for fiscal 1998 were negatively impacted by approximately $3.0 million due to the effect of foreign currency exchange rates. The remaining increase of 20%, after the impact of acquisitions and foreign currency rates, was due to strong demand for the Company's marketing services and European specialized staffing services.

         Cost of services increased $130.0 million, or 127%, to $232.1 million for fiscal 1999 from $102.1 million for fiscal 1998. Cost of services for fiscal 1999 and 1998 included $60.4 million and $27.7 million, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, costs of services increased $97.2 million, or 131%. As a percentage of revenues, cost of services decreased to 60.1% for fiscal 1999 from 64.8% for fiscal 1998. This decrease was primarily due to the effect of the growth of the Company's higher margin marketing services business in fiscal 1999.

         Gross margin increased $90.2 million, or 180%, to $140.4 million for fiscal 1999 from $50.2 million for fiscal 1998. Gross margin for fiscal 1999 and 1998 included $26.4 million and $9.8 million, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, gross margin increased $73.7 million, or 183%. As a percentage of revenues, gross margin increased to 39.9% for fiscal 1999 from 35.2% for fiscal 1998, due to the growth of the Company's higher margin marketing services business in fiscal 1999.

         Field operating expenses increased $65.4 million, or 224%, to $94.5 million for fiscal 1999 from $29.2 million for fiscal 1998. Field operating expenses for fiscal 1999 and 1998 included $16.4 million and $7.1 million, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, field operating expenses increased $56.1 million, or 254%. As a percentage of revenues, field operating expenses increased to 27.4% for fiscal 1999 as compared to 19.2% for fiscal 1998, due to the growth of the Company's marketing services businesses, which have higher field operating costs.

         Corporate, general and administrative expenses increased $1.6 million, or 28%, to $7.1 million for fiscal 1999 from $5.5 million in fiscal 1998. As a percentage of revenues, excluding the sold U.S. industrial staffing business and the abandoned PIMMS operation, these expenses decreased to 2.5% for fiscal 1999 from 4.8% for fiscal 1998, due to better leveraging of corporate personnel.

         Depreciation and amortization increased $8.8 million, or 291%, to $11.8 million for fiscal 1999 from $3.0 million for fiscal 1998. Depreciation and amortization for fiscal 1999 and 1998 included $2.3 million and $406,000, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, depreciation and amortization increased $6.8 million, or 263%. As a percentage of revenues, depreciation and amortization were 3.3% for fiscal 1999 and 2.3% for fiscal 1998. This increase was due to the depreciation and amortization expense of acquisition-related fixed and intangible assets.

         Operating income increased $14.5 million to $27.0 million for fiscal 1999 from $12.4 million for fiscal 1998. Operating income for fiscal 1999 and 1998 included $7.7 million and $2.3 million, respectively, for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, operating income increased $9.2 million, or 90%. As a percentage of revenues, operating income was 6.8% for fiscal 1999 as compared to 8.8% for fiscal 1998.

         Interest expense, net, increased $3.5 million, or 288%, to $4.8 million for fiscal 1999 from $1.2 for fiscal 1998. This increase was due to the increase in the outstanding debt balance in fiscal 1999 compared to fiscal 1998 due to the use of the Company's Credit Facility to fund acquisitions.

         Income tax provision increased $4.3 million to $8.9 million for fiscal 1999 from $4.6 million for fiscal 1998. The Company provided income taxes at a rate of 39.5% for fiscal 1999 and 39.9% for fiscal 1998.

DISCONTINUED OPERATIONS - U.S. AND EUROPEAN AVIATION AND FACILITY SERVICES BUSINESSES

         On December 29, 2000, AHL sold the Company's U.S. and European aviation and facility services businesses. Income from discontinued operations of $5.9 million for fiscal 1999 and $6.2 million for fiscal 1998 include the results of operations for these businesses, net of the applicable interest expense and taxes. The decrease is due primarily to higher interest expense in fiscal 1999.

NET INCOME

         Net income increased $6.5 million, or 49%, to $19.6 million, or 5.3% of revenues, for fiscal 1999 from net income of $13.1 million, or 8.6% of revenues, for fiscal 1998. This decrease in net income as a percentage of revenues was primarily a result of the increase in depreciation and amortization and interest expense as a result of the acquisitions made during the third quarter of 1998 and during 1999.

QUARTERLY RESULTS AND SEASONALITY

     The following table sets forth Consolidated Statements of Operations data for the four quarters of fiscal 2000 and 1999. This quarterly information is unaudited but has been prepared on a basis consistent with AHL's audited consolidated financial statements presented elsewhere herein and, in AHL's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


Quarter Ended                                             March 31, 2000     June 30, 2000     September 30, 2000  December 31, 2000
                                                          --------------     -------------     ------------------  -----------------
(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues                                                      $ 109,693           $ 112,896           $126,724          $ 106,850
Cost of services                                                 65,777              68,807             79,038             65,380
                                                              ---------           ---------           --------          ---------
   Gross margin                                                  43,916              44,089             47,686             41,470
Operating expenses:
   Field operating                                               32,714              31,282             30,950             48,896
   Corporate general and administrative                           1,550               1,125              1,954              2,885
   Depreciation and amortization                                  3,632               3,720              3,411              3,418
   Impairment and other related charges                              --                  --                 --             66,718
                                                              ---------           ---------           --------          ---------
      Operating income (loss)                                     6,020               7,962             11,371            (80,447)
Interest expense, net                                             1,934               1,862              2,134              1,800
Loss on sale of U.S. industrial staffing business                    --                  --                 --              2,900
Other expense (income), net                                          --                  (8)                --                  8
                                                              ---------           ---------           --------          ---------
   Income (loss) from operations before income taxes              4,086               6,108              9,237            (85,155)
Income tax provision (benefit)                                    1,726               2,561              3,868            (34,051)
                                                              ---------           ---------           --------          ---------
   Income (loss) from operations                                  2,360               3,547              5,369            (51,104)
Discontinued operations - U.S. and European
  aviation
   and facility services businesses:
      Gain on sale, net of taxes                                     --                  --                 --             50,002
      Income (loss) from operations, net of taxes                (2,071)                869              1,240             (5,851)
                                                              ---------           ---------           --------          ---------
      Net income (loss)                                       $     289           $   4,416           $  6,609          $  (6,953)
                                                              =========           =========           ========          =========
      Net income (loss) per share - diluted                   $    0.02           $    0.27           $   0.42          $   (0.45)
                                                              =========           =========           ========          =========
      Weighted average common shares - diluted                   17,107              16,503             15,861             15,493
                                                              =========           =========           ========          =========

Quarter Ended                                            March 31, 1999     June 30, 1999     September 30, 1999  December 31, 1999
                                                         --------------     -------------     ------------------  -----------------
(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues                                                      $  67,268           $  81,061           $106,314          $ 117,804
Cost of services                                                 40,076              50,089             65,887             76,016
                                                              ---------           ---------           --------          ---------
   Gross margin                                                  27,192              30,972             40,427             41,788
Operating expenses:
   Field operating                                               17,978              22,287             25,691             28,588
   Corporate general and administrative                           1,624               1,668              1,788              2,020
   Depreciation and amortization                                  2,726               3,082              3,456              2,514
   Impairment and other related charges                              --                  --                 --                 --
                                                              ---------           ---------           --------          ---------
      Operating income (loss)                                     4,864               3,935              9,492              8,666
Interest expense, net                                               820                 863              1,321              1,756
Loss on sale of U.S. industrial staffing business                    --                  --                 --                 --
Other expense (income), net                                           4                (486)                55                 42
                                                              ---------           ---------           --------          ---------
   Income from operations before income taxes                     4,040               3,558              8,116              6,868
Income tax provision (benefit)                                    1,470               1,305              3,027              3,119
                                                              ---------           ---------           --------          ---------
   Income from operations                                         2,570               2,253              5,089              3,749
Discontinued operations - U.S. and European
  aviation
   and facility services businesses:
      Gain on sale, net of taxes                                     --                  --                 --                 --
      Income (loss) from discontinued operations,
        net of taxes                                              1,161               3,079              2,600               (907)
                                                              ---------           ---------           --------          ---------
      Net income                                              $   3,731           $   5,332           $  7,689          $   2,842
                                                              =========           =========           ========          =========
      Net income per share - diluted                          $    0.22           $    0.30           $   0.43          $    0.16
                                                              =========           =========           ========          =========
      Weighted average common shares - diluted                   17,102              17,937             18,040             17,766
                                                              =========           =========           ========          =========

     While the effects of seasonality on AHL's business often are less apparent due to the timing of the addition of new clients, the performance of new services for existing clients or the completion of acquisitions, AHL's revenues and operating margins tend to be lower in the first and second quarters of the fiscal year and highest in the third and fourth quarters of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $30.4 million for fiscal 2000 compared to cash used in operating activities of $18.0 million for fiscal 1999. This increase in cash provided by operating activities was primarily the result of a change of $71.9 million in working capital due to decreases in days outstanding for accounts receivable and the timing of payments of accounts payable and accrued expenses, offset by a $23.5 million decrease in net income before depreciation and amortization and the gain/loss on the sale, disposition and abandonment of business units. Cash provided by investing activities for fiscal 2000 was $141.7 million compared to cash used in investing activities of $136.6 million for fiscal 1999. The cash provided by investing activities for fiscal 2000 of $141.7 million was primarily due to the net proceeds from the sale of businesses in fiscal 2000 of $183.3 million offset by acquisition consideration paid and additions to property and equipment of $41.6 million. The use of cash for investing activities of $136.6 million in fiscal 1999 was principally a result of acquisition consideration paid and additions to property and equipment made during the period. Cash used by financing activities for fiscal 2000 was $161.5 million compared to cash provided by financing activities of $147.5 million for fiscal 1999. The Company used the proceeds from the sale of businesses to repay the Credit Facility by $143.8 million in fiscal 2000. The Company repurchased 1,920,600 shares of its common stock in fiscal 2000 for $17.7 million. During the first quarter of 1999, the Company completed a follow-on public offering of its common stock. The Company issued 3,255,570 shares at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $96.1 million, of which the Company used a portion to repay a $10 million subordinated convertible debenture. The remaining $86.1 million was used to reduce the outstanding balance under the Credit Facility.

         Cash used in operating activities was $18.0 million for fiscal 1999 compared to cash provided by operating activities of $7.3 million for fiscal 1998. This change was primarily the result of an increase of $15.2 million in net income before depreciation and amortization offset by $40.6 million of changes in working capital due to the timing of billings of accounts receivable, the growth in revenues and therefore accounts receivable, and the timing of payments of accounts payable and accrued expenses. Cash used in investing activities for fiscal 1999 was $136.6 million compared to $160.0 million for fiscal 1998. The use of cash for investing activities was principally the acquisitions made during those periods. Cash provided by financing activities for fiscal 1999 was $147.5 million compared to $155.2 million for fiscal 1998.

         Capital expenditures were $17.3 million, $14.5 million and $10.2 million in fiscal 2000, 1999 and 1998, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of AHL's marketing services business' facilities and computer systems. AHL's capital expenditures over the next several years, as a percentage of its revenues, excluding revenues from discontinued operations, are expected to be generally consistent with those of the most recent fiscal year.

         In connection with certain acquisitions, AHL has agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such earnouts could result in an increase in the purchase prices for such acquisitions and, as a result, additional goodwill.

         The Credit Facility allows the Company to repurchase up to $20.0 million of its common stock. During fiscal 2000, the Company repurchased 1,920,600 shares at an average price of $9.20 per share. For the period January 1, 2001 through February 19, 2001, the Company repurchased an additional 167,500 shares at an average price of $9.84 per share.

         AHL completed its initial public offering of common stock in March 1997, raising net proceeds of approximately $22.0 million. These proceeds were used to repay all outstanding amounts under AHL's Credit Facility to repurchase an outstanding warrant, and to retire other outstanding acquisition-related debt. AHL completed a follow-on public offering in October 1997, raising net proceeds of approximately $41.0 million. These proceeds were used to repay outstanding debt used to fund acquisitions of approximately $16.0 million, with the balance used for general corporate purposes, including working capital to support AHL's growth and acquisitions. AHL completed another follow-on public offering in January 1999, raising net proceeds of approximately $96.1 million. These proceeds were used to repay outstanding indebtedness.

         Effective December 29, 2000, AHL amended its Credit Facility to reduce the aggregate commitments from its lenders, subsequent to the sale of the U.S. and European aviation and facility services businesses, to $201.3 million from $375.0 million and to change the maturity date to April 15, 2002. At December 29, 2000, after the disposition of the U.S. and European aviation and facility services businesses, AHL has approximately $67.0 million outstanding under the Credit Facility.

         AHL believes that funds generated from operations, together with existing cash and borrowings under the Credit Facility, will be sufficient to finance its current operations, planned capital expenditure requirements, share repurchases and internal growth for at least the next 12 months. If AHL were to make a significant acquisition for cash, it may be necessary for AHL to obtain additional debt or equity financing.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report, and other written or oral statements made by or on behalf of AHL, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and AHL's future performance, as well as its expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of its plans with respect to developing the two business lines, expectations relating to future acquisitions and its continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. AHL undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

         The following are some of the factors that could cause AHL's actual results to differ materially from the expected results described in AHL's forward-looking statements:

         - AHL's ability to manage a business that has been growing both internally and through acquisitions, and management's ability to identify acceptable acquisition candidates, finance or complete acquisitions on favorable terms and integrate acquired businesses;
         - the exposure of AHL's international operations to special risks, including trade barriers; risks of increases in duties, taxes and governmental royalties; social and severance costs; exchange controls; changes in laws and policies governing operations of foreign-based companies; national and regional labor strikes; political risks and risks of the new single European currency;
         - the impact of competition, including competition for labor and in other important aspects of AHL's business. AHL's primary competitors include outsourcing companies, specialized contract service providers and in-house organizations that provide services to potential clients and third parties. AHL's business is extremely competitive and highly fragmented;
         -        AHL's historical reliance on certain major clients;
         - the unfavorable outcome of any possible pending litigation, disputes or claims against AHL; and
         - general economic conditions which affect the overall level of economic activity.

INFLATION

         AHL does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that AHL's business will not be affected by inflation in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

         A substantial amount of AHL's revenues are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the Euro/German mark), with a significant amount of operating income being derived from operations in the United Kingdom and Germany. The denomination of foreign subsidiaries' account balances in their local currency exposes AHL to certain foreign exchange rate risks. AHL addresses the exposure by financing most working capital needs in the applicable foreign currencies. AHL has not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

INTEREST RATE RISK

         The Company maintains a Credit Facility, an interest rate swap agreement and other long-term debt which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's Credit Facility had a balance outstanding at December 31, 2000, of $67.0 million, which was at a variable rate of interest. In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement in the notional amount of $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $45.0 million. On January 31, 2000, the Company entered into an additional interest rate swap agreement in the notional amount of approximately $15.0 million. On November 1, 2000, these interest rate swap agreements were replaced with a one-year agreement in the notional amount of Euro 61.6 million at a fixed rate of 4.63% plus the applicable margin. The fair value of the interest rate swap agreement at December 31, 2000, was not material. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $350,000. Fair values were determined from discounted cash flows.

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 and SFAS No. 138 to, among other things, defer the effective date of SFAS No. 133 such that it is applicable to AHL beginning with its first quarter of fiscal 2001. The new standard will not have a material impact on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         AHL's financial statements are listed under Item 14(a) of this Annual Report on Form 10-K and are filed as part of this report on the pages indicated. The supplementary data are included under Item 7 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections under the heading "Election of Directors" entitled "Nominees for Election -- Term Expiring 2004," "Nominee for Election -- Term Expiring 2003," Nominee for Election -- Term Expiring 2002," "Incumbent Directors - Term Expiring 2003" and "Incumbent Directors - Term Expiring 2002" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2001 (the "Proxy Statement") are incorporated herein by reference. See Item X in
Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         1. The following financial statements and schedule are filed with this report on the pages indicated:

                                                                                                           PAGE
                                      AHL SERVICES, INC.:

Report of Independent Public Accountants ...........................................................       25

Consolidated Balance Sheets at December 31, 2000 and 1999 ..........................................       26

Consolidated Statements of Operations for the years ended December 31, 2000, 1999
and 1998 ...........................................................................................       27

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000,
1999 and 1998 ......................................................................................       28

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999
and 1998 ...........................................................................................       29

Notes to Consolidated Financial Statements .........................................................       30

Schedule II--Valuation and Qualifying Accounts .....................................................       41

         2.       Exhibits

                  See Item 14(c) below.

(b) The Company filed a Current Report on Form 8-K on December 29, 2000 to report its divestiture of AHL's U.S and European aviation and facility services businesses.

         The Company filed a Current Report on Form 8-K on March 16, 2001 to report its abandonment of the store set-up business unit, formerly called PIMMS.

(c)      Exhibits.


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 3.1       --  Restated and Amended Articles of Incorporation of AHL
               (incorporated by reference to the Registration Statement on Form
               8-A dated March 25, 1997)

 3.2       --  Bylaws of AHL (incorporated by reference to the Registration
               Statement on Form 8-A dated March 25, 1997)

 4.1       --  Specimen Common Stock Certificate (incorporated by reference to
               AHL's Registration Statement on Form S-1 (File No. 333-20315))

 4.2       --  1997 Stock Incentive Plan (incorporated by reference to AHL's
               Registration Statement on Form S-1 (File No. 333-20315))

 4.3       --  AHL Services, Inc. 1997 Non-Qualified Employee Stock Purchase
               Plan USA (incorporated by reference to AHL's Annual Report on
               Form 10-K for the year ended December 31, 1997)

10.1       --  Employment Agreement between AHL and
               Edwin R. Mellett dated as of January 1, 2001.

10.2           Employment Agreement between AHL and Frank A.
               Argenbright, Jr. dated as of January 1, 2001.

10.3       --  Restated Employment Agreement between AHL and
               Thomas J. Marano dated as of February 1, 1997, as amended on February 28, 1997 (incorporated by reference to AHL's Registration Statement on Form S-1
               (File No. 333-20315))

10.4       --  Letter Agreement between AHL and Ernest Patterson
               dated as of May 23, 1997 (incorporated by reference to AHL's Registration Statement on Form S-1 (File No.
               333-37327))

10.5       --  Second Amended and Restated Credit Agreement dated as of October
               15, 1999 by and among AHL Services, Inc. and its subsidiaries, First Union National Bank (London Branch), as European Swingline
               Lender, First Union National Bank, as Administrative Agent, First
               Union Capital Markets Corp. and Salomon Smith Barney Inc., as
               Co-Arrangers, Salomon Brothers Holding Company Inc., as
               Syndication Agent, and Bank Of America, N.A. and Wachovia Bank
               N.A., as Managing Agents. (incorporated by reference to AHL's
               Annual Report on Form 10-K dated December 31, 1999)

10.6       --  The Consent, Waiver and Third Amendment to the Second
               Amended and Restated Credit Agreement, dated as of December 20, 2000 by and among AHL Services, Inc. and its subsidiaries and First Union National Bank, as administrative agent, and the group of financial institutions listed on the signature pages hereto (incorporated by reference to AHL's Current Report on Form 8-K dated
               December 29, 2000).

10.7       --  The Consent, Waiver and Fourth Amendment to the Second
               Amended and Restated Credit Agreement, dated as of March 19, 2001, by and among AHL Services, Inc. and its subsidiaries and First Union National Bank, as administrative agent, and the group of financial institutions listed on the signature pages hereto.

10.8       --  Acquisition Agreement, dated as of December 4, 2000 by and among Securicor plc., Securicor Georgia, Inc., AHL
               Services, Inc., Argenbright Holdings Limited, Argenbright,
               Inc., Argenbright Security, Inc., The ADI Group Limited and
               AHL Europe Limited (incorporated by reference to
               AHL's Current Report on Form 8-K dated December 29,
               2000).

10.9       --  Registration Rights Agreement, dated July 24,
               1998, by and between AHL Services, Inc. and Gage
               Marketing Group, LLC (incorporated by reference to
               AHL's Current Report on Form 8-K dated July 24,
               1998).

11.1       --  Statement of Computation of Earnings Per Share

21.1       --  List of subsidiaries

23.1       --  Consent of Arthur Andersen LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AHL Services, Inc.:

We have audited the accompanying consolidated balance sheets of AHL SERVICES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AHL Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 15, 2001

CONSOLIDATED BALANCE SHEETS
AHL SERVICES, INC.

December 31,
(In thousands, except share and per share data)                                                                2000            1999
                                                                                                           --------        --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                               $ 19,926        $  9,527
   Accounts receivable, less allowance for doubtful accounts of $4,264, and
      $3,429 in 2000 and 1999, respectively                                                                  59,989          57,756
   Reimbursable customer expenses                                                                            10,777          13,280
   Work in process                                                                                            3,457          11,109
   Prepaid expenses and other                                                                                 7,828           7,152
   Notes receivable, current portion                                                                          2,000              --
   Income taxes receivable                                                                                    3,086             886
   Deferred income taxes                                                                                      1,170             342
   Net assets of discontinued operations                                                                         --          94,669
                                                                                                           --------        --------
      Total current assets                                                                                  108,233         194,721
PROPERTY AND EQUIPMENT, NET                                                                                  27,538          25,759
INTANGIBLES, NET                                                                                            220,027         286,526
NOTES RECEIVABLE, LESS CURRENT PORTION                                                                        7,500              --
OTHER ASSETS                                                                                                  1,200             276
                                                                                                           --------        --------
                                                                                                           $364,498        $507,282
                                                                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                        $  5,414        $  6,384
   Accrued payroll and other current liabilities                                                             58,590          56,985
   Current portion of self-insurance reserves                                                                   406             325
   Current portion of long-term debt                                                                            160             216
   Contingent consideration payable                                                                          12,901              --
                                                                                                           --------        --------
      Total current liabilities                                                                              77,471          63,910
                                                                                                           --------        --------
LONG-TERM DEBT, LESS CURRENT PORTION                                                                         68,016         216,148
                                                                                                           --------        --------
SELF-INSURANCE RESERVES, LESS CURRENT PORTION                                                                 1,624           1,299
                                                                                                           --------        --------
DEFERRED INCOME TAXES                                                                                           967           4,797
                                                                                                           --------        --------
DEFERRED PURCHASE PRICE                                                                                      10,000              --
                                                                                                           --------        --------
OTHER NONCURRENT LIABILITIES                                                                                    680             772
                                                                                                           --------        --------
COMMITMENTS AND CONTINGENCIES (NOTES 3, 6 AND 9)                                                                 --              --
                                                                                                           --------        --------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares authorized, 17,409,892 shares issued
      and outstanding at December 31, 2000 and 1999                                                             175             175
   Preferred stock, no par value; 5,000,000 shares authorized, no shares outstanding                             --              --
   Paid-in capital                                                                                          176,836         176,836
   Retained earnings                                                                                         48,648          44,287
   Foreign currency translation adjustment                                                                   (2,254)           (942)
   Shares held in treasury (1,920,600 at December 31, 2000)                                                 (17,665)             --
                                                                                                           --------        --------
      Total shareholders' equity                                                                            205,740         220,356
                                                                                                           --------        --------
                                                                                                           $364,498        $507,282
                                                                                                           ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
AHL SERVICES, INC.

Year Ended December 31,
(In thousands, except per share data)                                                      2000             1999             1998
                                                                                        ---------        ---------        ---------
REVENUES                                                                                $ 456,163        $ 372,447        $ 152,249
COST OF SERVICES                                                                          279,002          232,068          102,091
                                                                                        ---------        ---------        ---------
GROSS MARGIN                                                                              177,161          140,379           50,158
OPERATING EXPENSES:
   Field operating                                                                        143,842           94,544           29,187
   Corporate general and administrative                                                     7,514            7,100            5,537
   Depreciation and amortization                                                           14,181           11,778            3,012
   Impairment and other related charges                                                    66,718               --               --
                                                                                        ---------        ---------        ---------
OPERATING INCOME (LOSS)                                                                   (55,094)          26,957           12,422
   Interest expense, net                                                                    7,730            4,760            1,226
   Loss on sale of U.S. industrial staffing business                                        2,900               --               --
   Other income, net                                                                           --             (385)            (304)
                                                                                        ---------        ---------        ---------
INCOME (LOSS) BEFORE INCOME TAXES                                                         (65,724)          22,582           11,500
   Income tax provision (benefit)                                                         (25,896)           8,921            4,588
                                                                                        ---------        ---------        ---------
INCOME (LOSS) FROM OPERATIONS                                                             (39,828)          13,661            6,912
   Discontinued operations - aviation and facility services
businesses:
      Gain on sale, net of taxes of $30.1 million                                          50,002               --               --
      Income (loss) from discontinued operations, net of taxes                             (5,813)           5,933            6,211
                                                                                        ---------        ---------        ---------
NET INCOME                                                                              $   4,361        $  19,594        $  13,123
                                                                                        =========        =========        =========

EARNINGS PER SHARE:
   Basic:
      Net income per common share                                                       $    0.27        $    1.14        $    0.95
                                                                                        =========        =========        =========
   Diluted:
      Net income per common and common equivalent share                                 $    0.27        $    1.11        $    0.91
                                                                                        =========        =========        =========
   Weighted average common and common equivalent shares:
      Basic                                                                                16,181           17,173           13,820
                                                                                        =========        =========        =========
      Diluted                                                                              16,181           17,710           14,419
                                                                                        =========        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AHL SERVICES, INC.

                                                                                                               Accumulated Other
                                                                                                              Comprehensive Income
                                                                                                            Foreign
                                        AHL Services           Shares Held In                               Currency

                                       Comment Stock              Treasury            Paid-In    Retained  Translation Comprehensive

(In thousands, except share data)     Shares     Amount     Shares        Amount      Capital    Earnings   Adjustment    Income
                                    ----------   ------   ----------     --------     --------   --------  ----------- -------------
BALANCE, DECEMBER 31, 1997          13,605,000    $136            --     $     --     $ 62,908    $11,570    $   (83)
Issuance of common stock -
   Gage acquisition                    461,172       5            --           --       16,995         --         --
Exercise of stock options               53,750       1            --           --          924         --         --
Foreign currency translation
   adjustment, net of tax of $73            --      --            --           --           --         --        109     $    109
Net income                                  --      --            --           --           --     13,123         --       13,123
                                    ----------    ----    ----------     --------     --------    -------    -------     --------
BALANCE, DECEMBER 31, 1998          14,119,922     142            --           --       80,827     24,693         26     $ 13,232
                                                                                                                         ========
Issuance of common stock             3,255,570      33            --           --       95,534         --         --
Exercise of stock options               34,400      --            --           --          475         --         --
Foreign currency translation
   adjustment, net of tax
   benefit of $645                          --      --            --           --           --         --       (968)    $   (968)
Net income                                  --      --            --           --           --     19,594         --       19,594
                                    ----------    ----    ----------     --------     --------    -------    -------     --------
BALANCE, DECEMBER 31, 1999          17,409,892     175            --           --      176,836     44,287       (942)    $ 18,626
                                                                                                                         ========
Repurchase of common stock                  --      --    (1,920,600)     (17,665)          --         --         --
Foreign currency translation
   adjustment, net of tax
   benefit of $875                          --      --            --           --           --         --     (1,312)    $ (1,312)
Net income                                  --      --            --           --           --      4,361         --        4,361
                                    ----------    ----    ----------     --------     --------    -------    -------     --------
BALANCE, DECEMBER 31, 2000          17,409,892    $175    (1,920,600)    $(17,665)    $176,836    $48,648    $(2,254)    $  3,049
                                    ==========    ====    ==========     ========     ========    =======    =======     ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AHL SERVICES, INC.

Year Ended December 31,
(In thousands)                                                                             2000             1999             1998
                                                                                        ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $   4,361        $  19,594        $  13,123
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
         Depreciation and amortization                                                     22,285           18,435            9,665
         Gain on sale of aviation and facility services businesses                        (80,116)              --               --
         Loss on sale of U.S. industrial staffing business                                  2,900               --               --
         Noncash impairment and other related charges - PIMMS operation                    64,687               --               --
         Gain on sales of property and equipment                                               --             (418)            (297)
         Changes in assets and liabilities, net of assets of acquired and disposed businesses:
            Accounts receivable, net                                                       11,861          (29,372)         (30,360)
            Reimbursable customer expenses                                                  2,503           (8,550)            (684)
            Work in process                                                                 7,652           (6,398)             560
            Prepaid expenses and other                                                     (4,142)          (3,169)          (1,407)
            Accounts payable                                                               (1,312)         (11,760)           6,252
             Accrued payroll and other current liabilities                                 11,687            4,305            9,465
            Self-insurance reserves                                                         1,654            1,600            1,100
            Income taxes receivable/payable                                                (4,518)          (3,829)           2,207
            Deferred income taxes                                                          (5,507)           5,195            1,224
            Other, net                                                                     (3,569)          (3,647)          (3,501)
                                                                                        ---------        ---------        ---------
               Net cash provided by (used in) operating activities                         30,426          (18,014)           7,347
                                                                                        ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds on sale of aviation and facility services businesses                          172,723               --               --
   Proceeds on sale of U.S. industrial staffing business                                   10,524               --               --
   Purchases of property and equipment, net of assets of acquired businesses              (17,284)         (14,512)         (10,185)
   Proceeds from sales of property and equipment                                               --            1,558            1,654
   Purchase of businesses                                                                 (24,233)        (121,322)        (149,055)
   Other                                                                                       --           (2,292)          (2,402)
                                                                                        ---------        ---------        ---------
               Net cash provided by (used in) investing activities                        141,730         (136,568)        (159,988)
                                                                                        ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under Credit Facility                                     (143,819)          61,453          154,649
   Repayment of subordinated convertible debenture                                             --          (10,000)              --
   Repurchases of AHL common stock                                                        (17,665)              --               --
   Proceeds from issuance of common stock                                                      --           96,171               --
   Expenses from issuance of common stock                                                      --             (604)              --
   Proceeds from exercise of stock options                                                     --              475              538
                                                                                        ---------        ---------        ---------
               Net cash provided by (used in) financing activities                       (161,484)         147,495          155,187
                                                                                        ---------        ---------        ---------
EFFECT OF EXCHANGE RATES ON CASH                                                             (273)          (1,625)             237
                                                                                        ---------        ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    10,399           (8,712)           2,783
                                                                                        ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              9,527           18,239           15,456
                                                                                        ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $  19,926        $   9,527        $  18,239
                                                                                        =========        =========        =========
CASH PAID DURING THE YEAR FOR:
   Interest                                                                             $  18,686        $  13,124        $   3,030
                                                                                        =========        =========        =========
   Income taxes                                                                         $   2,656        $  16,727        $   6,704
                                                                                        =========        =========        =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes received from the U.S. industrial staffing business sale                          $   9,500        $      --        $      --
                                                                                        =========        =========        =========
Contingent consideration accrued                                                        $  12,901        $      --        $      --
                                                                                        =========        =========        =========
Notes issued for the Draefern acquisition                                               $      --        $   6,000        $      --
                                                                                        =========        =========        =========
Assignment of capital lease obligations from
   sale of United Kingdom transportation business                                       $      --        $   4,001        $      --
                                                                                        =========        =========        =========
Subordinated convertible debenture issued for the Gage acquisition                      $      --        $      --        $  10,000
                                                                                        =========        =========        =========
Common stock issued for the Gage acquisition                                            $      --        $      --        $  17,000
                                                                                        =========        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AHL SERVICES, INC.

1. DESCRIPTION OF THE BUSINESS

ORGANIZATION AND BUSINESS

The continuing operations of AHL Services, Inc. ("AHL" or the "Company") provide marketing services in the United States and specialized staffing services in Europe, primarily the United Kingdom and Germany.

BASIS OF PRESENTATION

On December 29, 2000, wholly-owned subsidiaries of AHL sold the stock in the Company's subsidiaries Argenbright Security, Inc. and The ADI Group Limited, AHL's U.S. and European aviation and facility services businesses, for $185 million in cash to Securicor plc., a business services company headquartered in the United Kingdom. The final purchase price is subject to adjustment within a range of $175 to $210 million based on 2001 actual performance of the U.S. aviation and facility services businesses. On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business to an investor group led by the president of AHL's Baltimore staffing operation for $22.5 million. On December 28, 2000, AHL made the decision to discontinue operations of its store set-up business unit, formerly called PIMMS.

         Reported results from operations include the continuing marketing services and European specialized staffing services businesses as well as the divested U.S. industrial staffing business and the abandoned PIMMS store set-up business. The results of the aviation and facility services businesses have been presented as discontinued operations for all periods presented (see Note 3).

PUBLIC OFFERING

In January 1999, the Company completed a follow-on public offering of 3,255,570 shares of its common stock at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $96.1 million. The proceeds were used to repay debt.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of AHL and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

FISCAL YEAR-END

The Company's fiscal year-end is December 31. The Company's United States operation maintains its books by using a 52/53-week fiscal year ending on the last Friday in December. The Company's United States operation's fiscal years ended on December 29, 2000, December 31, 1999, and December 25, 1998. Fiscal year 1999 includes 53 weeks. Fiscal years 2000 and 1998 include 52 weeks. Management believes that the impact of the use of different year-ends is immaterial to the Company's consolidated financial statements taken as a whole.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts, including those of discontinued operations, have been reclassified to conform with current year presentation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with original purchase maturities of three months or less.

REIMBURSABLE CUSTOMER EXPENSES

Reimbursable customer expenses consist of amounts billed to marketing services customers for freight and postage related to fulfillment services and travel expenses related to merchandising services.

REVENUE RECOGNITION

For marketing services customers, the Company recognizes revenues as programs are completed, services are rendered and/or as products are shipped. For European specialized staffing customers, the Company recognizes revenues as services are performed.

      The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," that will be applicable to AHL in its first quarter of fiscal year 2001. SAB No. 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States and does not supersede any existing authoritative literature. SAB No. 101 represents the interpretations and practices of the SEC in administering the disclosure requirements of the United States securities laws. Some of the topics addressed by SAB No. 101 include persuasive evidence of an arrangement, delivery or performance, customer acceptance and a fixed or determinable price. Once adopted, these guidelines are not expected to significantly affect AHL's revenue recognition practices.

WORK IN PROCESS

Work in process consists of labor and material costs for promotional programs and merchandising support services provided to marketing services customers that have not been completed.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to 10 years for furniture, equipment and internally developed software. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the related leases.

         During the first quarter of fiscal year 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides for the capitalization of certain internal software development costs and amortization over the life of the related software, which is between three to five years. Amounts capitalized during fiscal years 2000 and 1999 were $3.1 million and $1.4 million, respectively.

         Property and equipment were comprised of the following:

December 31,
(In Thousands)                                                         2000            1999
                                                                     --------        --------
Furniture, equipment, and internally developed                       $ 31,101        $ 27,881
software
Leasehold improvements                                                  4,753           2,867
                                                                     --------        --------
                                                                       35,854          30,748
Less accumulated depreciation                                          (8,316)         (4,989)
                                                                     --------        --------
                                                                     $ 27,538        $ 25,759
                                                                     ========        ========

         Depreciation expense from continuing operations was $5.5 million, $3.8 million and $1.8 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

INTANGIBLES

Intangibles were comprised of the following:

December 31,
                                                                       2000            1999
                                                                     --------        --------
Goodwill                                                             $208,058        $261,896
Other intangibles                                                      24,409          31,709
                                                                     --------        --------
                                                                      232,467         293,605
Less accumulated amortization                                         (12,440)         (7,079)
                                                                     --------        --------
                                                                     $220,027        $286,526
                                                                     ========        ========

         Goodwill and other intangibles are amortized using the straight-line method over periods ranging up to 40 years. Amortization expense from continuing operations for goodwill and other intangibles was $8.1 million, $6.0 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         Subsequent to acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision, or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income or other methods of determining fair value, if more readily determinable, over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

LONG-LIVED ASSETS

The Company reviews its long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Based on the review, which entails assessing future cash flows on an undiscounted basis, the Company believes that the carrying amounts of long-lived assets are recoverable.

EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding and the dilutive effect, if any, of common stock equivalent shares issuable upon the conversion of stock options (using the treasury stock method). Because of the loss from continuing operations for the year ended December 31, 2000, diluted earnings for fiscal year 2000 do not consider the incremental shares from assumed conversion of stock options granted.

         The following table reconciles the denominator of the basic and diluted earnings per share computations:

Year Ended December 31,
(In Thousands)                                                                         2000         1999         1998
                                                                                     ------       ------       ------
Weighted average common shares                                                       16,181       17,173       13,820
Incremental shares from assumed conversion of stock options granted                      --          537          599
                                                                                     ------       ------       ------
Weighted average common shares outstanding and dilutive potential common shares      16,181       17,710       14,419
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


3. DIVESTITURES AND ABANDONMENTS

On December 29, 2000, wholly-owned subsidiaries of AHL sold the stock in the Company's subsidiaries Argenbright Security, Inc. and The ADI Group Limited, AHL's U.S. and European aviation and facility services businesses, for $185 million in cash to Securicor plc., a business services company headquartered in the United Kingdom. The final purchase price is subject to adjustment within a range of $175 to $210 million based on 2001 actual performance of the U.S. aviation and facility services businesses. Net after-tax proceeds from the sale were used to retire debt. As a result of this sale, the Company recorded an $80.1 million pre-tax gain in December 2000 on the $185.0 million cash proceeds less the potential downward purchase price adjustment of $10.0 million, net book value of assets and liabilities of $82.7 million and disposal and transaction costs of $12.2 million.

         In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 30, the Company has reflected the results of its aviation and facility services businesses as discontinued operations in the accompanying consolidated statements of operations. This presentation reflects the net earnings of these businesses as a single line item segregated from the results of continuing operations for all periods presented. It is the Company's policy to allocate interest expense to discontinued operations based primarily on the revenue of the discontinued operations in relation to the total revenue of the Company. The Company has allocated $10.9 million, $7.8 million, and $2.6 million of interest expense to discontinued operations in fiscal years 2000, 1999 and 1998, respectively.

         On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business to an investor group led by the president of AHL's Baltimore staffing operation. This business was sold for $22.5 million, which includes notes receivable from the purchaser of $9.5 million, resulting in a loss on disposition of $2.9 million. In addition, the Company retained the accounts receivable of the business, which totaled approximately $6.5 million, net, as of the date of the sale. The results of the U.S. industrial staffing business are reflected within continuing operations through the date of the sale in the accompanying consolidated statements of operations.

         On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated AHL has more attractive options, and that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project-driven than anticipated with increasing surge capacity requirements and difficulties in forecasting utilization rates. To become a profitable business would require significant additional investment to develop geographic density and maintain a national infrastructure. As a result of this decision, the Company recorded $66.7 million in impairment and other related costs in December 2000, that included write-off of goodwill of $60.1 million, write-off of assets, primarily computer systems which will no longer be utilized, of $2.6 million, severance paid during 2000 of $2.6 million and the accrual for lease termination costs for the PIMMS facility of $1.4 million. In addition, the Company recorded, in field operating expenses, $12.8 million in working capital adjustments related to the abandoned PIMMS operations, primarily for disputed accounts receivable. The Company expects the PIMMS business unit to be completely closed by March 15, 2001, and will record a final charge for the related severance expense of approximately $2.5 million for the first quarter of 2001. The results of the PIMMS business are reflected within continuing operations from the date of acquisition, April 30, 1999, through December 31, 2000, in the accompanying consolidated statements of operations.

         On June 30, 1999, the Company sold its United Kingdom bus transportation business to National Express Group PLC. The shuttle bus business generated approximately $6.0 million in 1998 revenues. As a result of this divestiture, AHL recorded a gain of approximately $400,000 and assigned approximately $4.0 million in lease obligations to the purchaser.

4. ACQUISITIONS

The table below provides certain information with respect to the acquisitions that the Company has completed during the years ended December 31, 2000, 1999 and 1998:

Date                    Company                      Acquisition Price   Headquarters                Services Provided
                                                        (In Millions)
----                    ----------------------       -----------------   -------------------         -----------------------------
2000:
July 2000               GFZ                            $ 7.0             Southern Germany            European specialized staffing
July 2000               HPD                              7.4             Eastern Germany             European specialized staffing

1999:
December 1999           ServiceAdvantage                19.9(1)          Taylorville, IL             Marketing services
October 1999            BMP                              2.7             Hanover, Germany            European specialized staffing
September 1999          Jobspot                          3.9             Southeast England           European specialized staffing
September 1999          CDI                              5.2             Minneapolis, MN             Marketing services
July 1999               Draefern                        26.3             Midlands England            European specialized staffing
June 1999               Excel                            3.0             Southeast England           European specialized staffing
April 1999              PIMMS                           65.0(2)          Minneapolis, MN             Marketing services
April 1999              MM                               1.8             Munich, Germany             European specialized staffing
December 1998 (3)       UNICCO                          12.0(4)          Boston, MA                  Facility services

1998:
December 1998           Verfurth                        12.5             Munster, Germany            European specialized staffing
August 1998             Right Associates                 6.5             Portsmouth, England         European specialized staffing
August 1998             EMD                             42.0             Frankfurt, Germany          European specialized staffing
July 1998               Gage Marketing                  81.1(5)          Minneapolis, MN             Marketing services
April 1998              TUJA                             6.0             Munich, Germany             European specialized staffing
February 1998           SES Staffing Solutions          12.6(4)          Baltimore, MD               U.S. industrial staffing

(1) Purchase price includes contingent payments made or accrued at December 31, 2000.
(2) Abandoned on December 28, 2000.
(3) The Unicco acquisition was completed on December 28, 1998, subsequent to the year-end of AHL's United States operations. As such, the acquisition has been excluded from all fiscal 1998 financial statement information.
(4) Sold during fiscal year 2000.
(5) Purchase price includes $17.0 million in common stock issued and a $10.0 million subordinated convertible debenture issued to the seller.

         The aforementioned acquisitions were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective estimated fair values. The purchase price for the fiscal year 2000 acquisitions have been allocated on a preliminary basis. Management does not believe that the final purchase price allocation will differ materially from the original allocation. Certain purchase agreements may require additional payments based upon future operating results. Any contingent consideration amounts, when earned, will be applied to goodwill of the respective acquisition and amortized over the remaining life of the goodwill. At December 31, 2000, the Company accrued $12.9 million for the final contingent consideration payment on the ServiceAdvantage acquisition, paid in January 2001.

         The Company's unaudited pro forma results of continuing operations are presented assuming that the acquisitions had been consummated January 1 of each year presented, and are not necessarily indicative of the results of operations which would have actually been obtained.

Year Ended December 31,
(In Thousands, Except Per Share Data)                                                      2000             1999
                                                                                       ----------       ----------
Pro forma revenue                                                                      $  466,906       $  445,776
                                                                                       ==========       ==========
Pro forma income (loss) from continuing operations                                     $  (39,684)      $   14,435
                                                                                       ==========       ==========
Pro forma earnings (loss) per share from continuing operations,
diluted                                                                                $    (2.45)      $     0.82
                                                                                       ==========       ==========
Pro forma diluted weighted average shares                                                  16,181           17,710
                                                                                       ==========       ==========

         Pro forma adjustments were recorded to include (i) increased interest expense to reflect interest on long-term debt borrowed to effect the acquisitions; (ii) increased depreciation and amortization expense as a result of the excess of the purchase price over the book value; and, (iii) provision for income taxes for net income of the acquired companies and pro forma adjustments.

5. INCOME TAXES

The income tax (benefit) provision attributable to continuing operations consists of the following:

Year Ended December 31,
(In Thousands)                           2000             1999            1998
                                      ---------        ---------       ---------
Current:
   Federal                            $ (22,023)       $   1,771       $   1,778
   State                                 (3,146)             690             570
   Foreign                                3,931            2,838           1,594
                                      ---------        ---------       ---------
                                        (21,238)           5,299           3,942
                                      ---------        ---------       ---------
Deferred:
   United States                         (4,540)           2,701             448
   Foreign                                 (118)             921             198
                                      ---------        ---------       ---------
                                         (4,658)           3,622             646
                                      ---------        ---------       ---------
      Total                           $ (25,896)       $   8,921       $   4,588
                                      =========        =========       =========

         For the years ended December 31, 2000, 1999 and 1998, income tax (benefit) expense of $(3.8) million, $3.9 million and $4.1 million has been allocated to discontinued operations.

         The reconciliation of the federal statutory rate to the Company's effective tax provision attributable to continuing operations is as follows:

Year Ended December 31,
                                                                             2000        1999        1998
                                                                             ----        ----        ----
Statutory federal tax rate                                                   35.0%       35.0%       34.2%
State income taxes, net of federal benefit                                    2.0         2.0         3.3
Effect of foreign taxes greater (less) than U.S. statutory
federal rate                                                                  2.1         2.1         0.2
Permanent items                                                               0.3         0.4         2.2
                                                                             ----        ----        ----
   Total                                                                     39.4%       39.5%       39.9%
                                                                             ====        ====        ====

         Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

December 31,
(In Thousands)                                             2000           1999
                                                         -------        -------
Deferred tax assets:
   Deferred purchase price                               $ 3,900        $    --
   Allowance for doubtful accounts                           936            291
   Self-insurance reserves                                   780            702
   Accruals                                                  338            429
   Other                                                     444            151
                                                         -------        -------
                                                           6,398          1,573
                                                         -------        -------
Deferred tax liabilities:
   Tax depreciation in excess of book                       (913)        (1,668)
   Tax amortization in excess of book                     (4,866)        (3,982)
   Other                                                    (416)          (378)
                                                         -------        -------
                                                          (6,195)        (6,028)
                                                         -------        -------
Net deferred tax asset (liability)                       $   203        $(4,455)
                                                         =======        =======

         The Company has not recognized deferred tax liabilities for cumulative earnings from its foreign subsidiaries as it is the Company's policy to permanently reinvest such earnings, rather than repatriate them to the United States.

6. LONG-TERM DEBT
Long-term debt consists of the following:

December 31,
(In Thousands)                                                                                                2000            1999
                                                                                                           ---------       ---------
Credit Facility, interest at prime or Libor plus the applicable margin                                     $  66,961       $ 209,298
   (composite 7.22% at December 31, 2000)

Seller note issued for Draefern acquisition, interest at LIBOR plus 1.375% (8.25% at December 31,
   2000) payable in quarterly installments, principal due in full in July 2007                                   748           6,000

Equipment notes payable                                                                                          467           1,066
                                                                                                           ---------       ---------
                                                                                                              68,176         216,364

Less current portion                                                                                             160             216
                                                                                                           ---------       ---------
                                                                                                           $  68,016       $ 216,148
                                                                                                           =========       =========

         Future aggregate annual maturities of long-term debt are as follows as of December 31, 2000:

(In Thousands)
2001                                                       $   160
2002                                                        67,268
2003                                                            --
2004                                                            --
2005                                                            --
Thereafter                                                     748
                                                           -------
                                                           $68,176
                                                           =======

         On December 20, 2000, the Company amended its credit facility (the "Credit Facility") to reduce the aggregate commitment from its lenders to $201.3 million (from $375.0 million) upon the sale of the aviation and facility services businesses, to change the maturity date to April 15, 2002, and to adjust certain financial covenants and interest rate margins. Of the $201.3 million in aggregate commitments, the U.S. dollar equivalent of $100.6 million is available in certain foreign currencies. The interest rate under the Credit Facility is based, at the Company's option, upon LIBOR plus an applicable margin or the domestic base rate plus an applicable margin (in the case of United States dollar borrowings) or the foreign base rate plus an applicable margin (in the case of borrowings denominated in pounds sterling or Euros/German marks). The domestic base rate is the greater of the rate publicly announced by First Union National Bank as its prime rate or the federal funds rate plus 50 basis points. The foreign base rate is the domestic prime rate. The applicable margin for LIBOR borrowings is based on a matrix ranging from 137.5 basis points to
212.5 basis points, based on the ratio of the Company's most recently reported total indebtedness to pro forma adjusted EBITDA.

         In order to hedge against increasing interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement with a notional amount of approximately $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $45.0 million. On January 31, 2000, the Company entered into an additional interest rate swap agreement in the notional amount of approximately $15.0 million. On November 1, 2000, these interest rate swap agreements were replaced with a one-year agreement in the notional amount of Euro 61.6 million (approximately $57.0 million) whereby the Company pays a fixed rate of 4.63% plus the applicable margin. The fair value of the interest rate swap agreement at December 31, 2000, was not material.

         The Credit Facility is secured by substantially all the assets of the Company and its domestic subsidiaries, and borrowings under the Credit Facility made by foreign subsidiaries of the Company are secured by the assets of the foreign subsidiaries. The Credit Facility is subject to certain restrictive covenants. At December 31, 2000, $67.0 million was outstanding, (the entire balance in Euros) and $2.1 million was utilized under standby letters of credit. Any unpaid balance on the Credit Facility is due upon the expiration of the amended agreement on April 15, 2002. The carrying value of the Credit Facility approximates its fair value.

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 and SFAS No. 138 to, among other things, defer the effective date of SFAS No. 133 such that it is applicable to AHL beginning with its first quarter of fiscal 2001. The new standard will not have a material impact on the Company's financial position or results of operations.

7. RELATED-PARTY TRANSACTIONS

In the normal course of business, the Company records revenues from a customer that is controlled by a member of the board of directors of the Company. Approximately $146,000 and $306,000 were due from this customer as of December 31, 2000 and 1999, respectively, and revenues recognized from this customer for the years ended December 31, 2000 and 1999, and the period July 24, 1998 (date of Gage acquisition) through December 31, 1998, totaled $1.4 million, $1.3 million and $1.1 million, respectively.

8. STOCK-BASED COMPENSATION

In October 1996, the Company issued nonqualified stock options to purchase 107,500 shares of common stock at $4.64 per share. The options became exercisable upon grant.

         In December 1996, the Company issued nonqualified stock options to purchase 591,250 shares of common stock at $11.76 per share. The options become exercisable ratably over five years. Effective February 28, 1997, the Company amended its employment agreements with three officers. The amendment provided for 16,250 additional options to purchase shares of common stock at $10.75 per share, exercisable ratably over periods up to five years. The amendment also reduced the exercise price of the December 1996 option grants from $11.76 per share to $10.75 per share. Concurrent with the initial public offering in March 1997, the exercise price was changed from $10.75 to $10 per share.

STOCK OPTION PLAN

The Company's stock option plan (the "Plan") provides for the award of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees and independent directors of the Company. In February 1997, the Company reserved 385,000 shares of common stock for issuance under the Plan. The Company expanded the Plan in May 1998 by approving the reservation of 3,115,000 additional shares. As of December 31, 2000, 2,918,550 options to purchase common stock were outstanding under the Plan. The Plan is administered by the compensation committee of the board of directors. The purchase price of common stock upon grant of stock options must not be less than the fair market value of the common stock on the date of grant. The maximum term of any stock option is 10 years. The aggregate fair market value on the date of the grant of the stock for which stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Options are exercisable over a period of time in accordance with the terms of option agreements entered into at the time of grant. Options granted under the Plan are generally nontransferable by the optionee and, unless otherwise determined by the compensation committee, must be exercised by the optionee during the period of the optionee's employment or service with the Company.

STOCK OPTION SUMMARY

The following is a summary of the Company's stock option information:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                       Options         Price
                                                      ----------       ------
Balance at December 31, 1997                          1,534,000        $12.45
   Granted                                            1,659,000         27.65
   Exercised                                            (53,750)        10.00
   Forfeited                                            (46,500)        12.74
   Canceled                                            (809,500)        33.25
                                                     ----------        ------
Balance at December 31, 1998                          2,283,250         16.17
   Granted                                            1,330,500         25.70
   Exercised                                            (34,400)        10.73
   Forfeited                                            (78,500)        20.63
                                                     ----------        ------
Balance at December 31, 1999                          3,500,850         19.75
   Granted                                              787,500          7.93
   Exercised                                                 --            --
   Forfeited                                           (699,500)        24.31
                                                     ----------        ------
Balance at December 31, 2000                          3,588,850        $16.26
                                                     ==========        ======
Exercisable at December 31, 2000                      1,698,225        $15.67
                                                     ==========        ======
Reserved for issuance under the Plan                    538,000
                                                     ==========        ======

         The Company accounts for these stock option grants under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts during 2000, 1999 and 1998:

Year Ended December 31,
(In Thousands, Except Per Share Data)                    2000         1999          1998
                                                       --------     --------     ---------
Net income (loss)
                                     As reported       $  4,361     $ 19,594      $ 13,123
                                     Pro forma          (5,225)       12,152         9,322
Earnings (loss) per share:
   Basic                             As reported       $   0.27     $   1.14      $   0.95
                                     Pro forma           (0.32)         0.71          0.67
   Diluted
                                     As reported       $   0.27     $   1.11      $   0.91
                                     Pro forma           (0.32)         0.69          0.65

         The weighted average fair value of options granted was $4.45, $13.74 and $10.34 for fiscal years 2000, 1999 and 1998, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                                 2000         1999         1998
                                                -----        -----        -----
Risk-free interest rate                          6.41%        5.53%        5.11%
Dividend yield                                   0.00%        0.00%        0.00%
Volatility factor                               67.00%       65.00%       64.00%
Average expected life (years)                     4.0          4.0          4.0
Forfeiture rate                                  5.00%        3.00%        3.00%

EMPLOYEE STOCK PURCHASE PLAN

The Company adopted, effective January 1, 1998, an employee stock purchase plan, pursuant to which employees are able to purchase shares of common stock through a payroll deduction program. The Company has historically purchased such shares of common stock on the open market.


9. COMMITMENTS AND CONTINGENCIES
LEASES

The Company leases office and warehouse and space equipment from unrelated parties under lease agreements expiring through December 2014. Rental expense under these operating leases was $11.5 million, $9.5 million and $5.4 million, in fiscal 2000, 1999 and 1998, respectively.

         Future minimum lease payments for noncancelable leases were as follows at December 31, 2000:

(In Thousands)
2001                                                      $12,300
2002                                                        8,410
2003                                                        6,884
2004                                                        5,127
2005                                                        4,430
Thereafter                                                 19,441

INSURANCE

The Company participates in partially self-insured, high-deductible workers' compensation and auto insurance plans. Exposure is limited per occurrence ($250,000 for workers' compensation and auto liability claims) and in the aggregate. In addition, the Company is partially self-insured for health claims for certain U.S. employees. Reserves are estimated for both reported and unreported claims. Revisions to estimated reserves are recorded in the periods in which they become known. Estimated self-insurance reserves for workers' compensation and auto liability claims as of December 31, 2000 and 1999, totaling $2.0 million and $1.6 million, respectively, represent management's best estimate. While there can be no assurance that actual future claims will not exceed the amount of the Company's reserves, in the opinion of the Company's management, any future adjustments to estimated reserves included in the accompanying consolidated balance sheets will not have a material impact on the consolidated financial statements.

         The Company is exposed to liability for the acts or negligence of its employees. The Company has policies, guidelines and insurance to reduce its exposure to these risks.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with five executive officers, which expire at various times through December 31, 2003. If certain agreements are terminated by the Company prior to the expiration date, except for cause or upon the employee's death or disability, the Company must continue to pay the employee's base salary and bonus for periods ranging from one year or through the contract expiration date.

         The Company has a 401(k) plan covering salaried employees, excluding highly compensated employees. This plan requires the employee to complete various service periods to become eligible. The plan requires the Company to match a certain percentage of the amounts contributed by the employees. The Company expensed $764,000, $416,000 and $99,000 for the employer match for the years ended December 31, 2000, 1999 and 1998, respectively.

LITIGATION, DISPUTES AND CLAIMS

The Company is involved in various routine litigation, disputes and claims arising in the ordinary course of business, primarily related to employee and customer contract issues. While unfavorable outcomes are possible, management is of the opinion that the resolution of these matters will not have a material effect on the results of operations or financial condition of the Company.

10. BUSINESS SEGMENT INFORMATION FROM CONTINUING OPERATIONS

The Company's business is organized into two distinct operating segments, which have separate management structures, which then report to the Company's senior level executives. A brief summary of each of these segments is as follows:

- Marketing services include integrated customer relationship management, information management, fulfillment of products, promotions and trade materials and merchandising services.
- Specialized staffing services provide electricians, welders, plumbers, customer service representatives, and industrial workers for clients throughout Germany and the United Kingdom. The U.S. industrial staffing business was included through the date of disposition, October 13, 2000.

         The Company's corporate office provides functions such as treasury, risk management and finance, which are not included in the operating segments' measure of operating income.

         The following table presents information regarding the Company's operating segments:

                                                                                                      Depreciation       Capital
                                                                    Operating                             and          Expenditures
                                                                      Income         Identifiable     Amortization      Including
(In Thousands)                                    Revenues            (Loss)            Assets           Expense       Acquisitions
                                                 ---------          ---------        ------------     ------------     ------------
2000:
   Marketing services                            $ 197,870          $  (1,263)         $188,514         $  9,195         $ 24,886
   Specialized staffing services                   258,293             20,401           162,228            4,471           29,532
   Impairment and other related charges                 --            (66,718)               --               --               --
   Corporate and other                                  --             (7,514)           13,756              515               --
                                                 ---------          ---------          --------         --------         --------
                                                 $ 456,163          $ (55,094)         $364,498         $ 14,181         $ 54,418
                                                 =========          =========          ========         ========         ========

1999:
   Marketing services                            $ 156,447          $  16,437          $228,723         $  7,027         $ 81,614
   Specialized staffing services                   216,000             17,620           170,328            4,266           43,316
   Corporate and other                                  --             (7,100)           13,562              485               --
                                                 ---------          ---------          --------         --------         --------
                                                 $ 372,447          $  26,957          $412,613         $ 11,778         $124,930
                                                 =========          =========          ========         ========         ========

1998:
   Marketing services                            $  58,266          $   8,371          $124,828         $  1,043         $ 90,738
   Specialized staffing services                    93,983              9,588           140,928            1,885           81,448
   Corporate and other                                  --             (5,537)            9,254               84               --
                                                 ---------          ---------          --------         --------         --------
                                                 $ 152,249          $  12,422          $275,010         $  3,012         $172,186
                                                 =========          =========          ========         ========         ========

         The following table presents information regarding the Company's different geographical regions:

                                                                    Identifiable
(In Thousands)                                         Revenues        Assets
                                                       --------     ------------
2000:
United States                                          $238,872       $202,270
Germany                                                 129,273        102,558
United Kingdom                                           88,018         59,670
                                                       --------       --------
                                                       $456,163       $364,498
                                                       ========       ========
1999:
United States                                          $206,919       $272,463
Germany                                                 112,306         97,501
United Kingdom                                           53,222         42,649
                                                       --------       --------
                                                       $372,447       $412,613
                                                       ========       ========
1998:
United States                                          $ 95,725       $167,601
Germany                                                  48,698         95,984
United Kingdom                                            7,826         11,425
                                                       --------       --------
                                                       $152,249       $275,010
                                                       ========       ========


         Revenues are attributed to specific geographic regions based on the location of the wholly-owned subsidiary that generates the revenues.

         During the years ended December 31, 2000, 1999 and 1998, there were no individual customers who accounted for more than 10% of the Company's revenues from continuing operations.

                               AHL Services, Inc.

                 Schedule II - Valuation and Qualifying Accounts

                                 (in thousands)

                                                                                 Allowance for
                                                                                    Doubtful
                                                    Balance at     Charged to       Accounts        Accounts        Balance at
                                                    Beginning      Costs and       Assumed in       Written           End of
         Classification                             of Period       Expenses      Acquisitions        Off             Period
---------------------------------                   ----------     ----------    -------------      --------        ----------
Year ended December 31, 1998:
  Allowance for doubtful accounts                     $  250         $   326         $1,232         $   (256)         $1,552
                                                      ------         -------         ------         --------          ------
Year ended December 31, 1999:
  Allowance for doubtful accounts                     $1,552         $   656         $2,177         $   (956)         $3,429
                                                      ------         -------         ------         --------          ------
Year ended December 31, 2000:
  Allowance for doubtful accounts                     $3,429         $14,482         $  200         $(13,847)         $4,264
                                                      ------         -------         ------         --------          ------

SIGNATURES

         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.


                                  AHL SERVICES, INC.
                                  (Registrant)


                                  By: /s/ Edwin R. Mellett
                                  --------------------------------------------
                                  Edwin R. Mellett
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

        SIGNATURE                                        TITLE

/s/ Edwin R. Mellett                Chairman and Chief Executive Officer and Director
-----------------------------
Edwin R. Mellett


/s/ Frank A. Argenbright, Jr.       Vice-Chairman of the Board and Director
-----------------------------
Frank A. Argenbright, Jr.


/s/ Ronald J. Domanico              Executive Vice President and Chief Financial Officer
-----------------------------       (Principal Financial Officer) and Director
Ronald J. Domanico


/s/ Thomas J. Marano                President and Chief Operating Officer, Marketing Support
-----------------------------       Services and Director
Thomas J. Marano


/s/ Edwin C. Gage                   Director
-----------------------------
Edwin C. "Skip" Gage


/s/ Robert F. McCullough            Director
-----------------------------
Robert F. McCullough


/s/John W. Ward                     Director
-----------------------------
John W. Ward