Form 10-Q
period 2001-03-31
AHL SERVICES INC
filed 2001-05-14
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

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

Registrant's telephone number, including area code (404) 684-3000
                                                   --------------

                                 Not Applicable
      --------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,246,792 shares on May 11, 2001.

                               AHL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I         FINANCIAL INFORMATION

ITEM 1.        Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)                          1
               March 31, 2001 and December 31, 2000

               Condensed Consolidated Statements of Operations (Unaudited)                2
               Three Months Ended March 31, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows (Unaudited)                3
               Three Months Ended March 31, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements (Unaudited)           4

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        5

ITEM 3.        Quantitative and Qualitative Disclosures
               About Market Risk                                                         10

PART II        OTHER INFORMATION AND SIGNATURE                                           10

ITEM 6.        Exhibits and Reports on Form 8-K                                          10

SIGNATURE                                                                                11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                        MARCH 31,               DECEMBER 31,
                           ASSETS                                          2001                     2000
                                                                        ---------               ------------
CURRENT ASSETS:
Cash and cash equivalents                                               $   9,309                $  19,926
Accounts receivable, less allowance for doubtful accounts
 of $3,877 and $4,264 in 2001 and 2000, respectively                       58,287                   59,989
Reimbursable customer expenses                                              9,135                   10,777
Work-in-process                                                             4,429                    3,457
Notes receivable, current portion                                           2,000                    2,000
Prepaid expenses and other                                                 11,715                    7,828
Income taxes receivable                                                     5,182                    3,086
Deferred income taxes                                                       2,136                    1,170
                                                                        ---------                ---------
     Total current assets                                                 102,193                  108,233

Property and equipment, net                                                29,721                   27,538
Intangibles, net                                                          211,067                  220,027
Other assets                                                                8,645                    8,700
                                                                        ---------                ---------
                                                                        $ 351,626                $ 364,498
                                                                        =========                =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                        $   8,926                $   5,414
Accrued payroll and other current liabilities                              44,829                   58,590
Current portion of self-insurance reserves                                    398                      406
Current portion of long-term debt                                             132                      160
Contingent consideration payable                                               --                   12,901
                                                                        ---------                ---------
         Total current liabilities                                         54,285                   77,471
                                                                        ---------                ---------

Long-term debt, less current portion                                       85,056                   68,016
                                                                        ---------                ---------
Self-insurance reserves, less current portion                               1,592                    1,624
                                                                        ---------                ---------
Deferred income taxes                                                         893                      967
                                                                        ---------                ---------
Other non-current liabilities                                                 649                      680
                                                                        ---------                ---------
Deferred purchase price                                                    10,000                   10,000
                                                                        ---------                ---------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares
  authorized, 17,427,392 and 17,409,892 shares issued
  and outstanding, respectively                                               175                      175
Preferred stock, no par value; 5,000,000 shares
 authorized, no shares outstanding                                             --                       --
Shares held in treasury (2,093,100 shares in 2001 and
  1,920,600 shares in 2000)                                               (19,354)                 (17,665)
Paid-in capital                                                           177,011                  176,836
Retained earnings                                                          47,314                   48,648
Foreign currency translation adjustment                                    (5,995)                  (2,254)
                                                                        ---------                ---------
     Total shareholders' equity                                           199,151                  205,740
                                                                        ---------                ---------
                                                                        $ 351,626                $ 364,498
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ----------------------------
                                                                      2001                2000
                                                                    --------           ---------

Revenues                                                            $ 91,287           $ 109,693
Cost of services                                                      56,056              65,777
                                                                    --------           ---------
Gross margin                                                          35,231              43,916
Operating expenses:
  Field operating                                                     28,506              32,714
  Corporate, general and administrative                                1,611               1,550
  Depreciation and amortization                                        3,382               3,632
  Final PIMMS severance costs                                          2,523                  --
                                                                    --------           ---------
Operating income (loss)                                                 (791)              6,020
  Interest expense, net                                                1,509               1,934
                                                                    --------           ---------
  Income (loss) from operations before income taxes                   (2,300)              4,086
    Income tax provision (benefit)                                      (966)              1,726
                                                                    --------           ---------
  Income (loss) from operations                                       (1,334)              2,360
  Discontinued operations - US and European aviation
    and facility services businesses:
    Loss from discontinued operations, net of taxes                       --              (2,071)
                                                                    --------           ---------
  Net income (loss)                                                 $ (1,334)          $     289
                                                                    ========           =========

  Earnings per share:
  Income (loss) from operations
     Basic                                                          $  (0.09)          $    0.14
                                                                    ========           =========
     Diluted                                                        $  (0.09)          $    0.14
                                                                    ========           =========
  Loss from discontinued operations, net of taxes
     Basic                                                          $     --           $   (0.12)
                                                                    ========           =========
     Diluted                                                        $     --           $   (0.12)
                                                                    ========           =========
  Net income (loss) per common and common equivalent share
     Basic                                                          $  (0.09)          $    0.02
                                                                    ========           =========
     Diluted                                                        $  (0.09)          $    0.02
                                                                    ========           =========

   Weighted average common and common equivalent shares:
     Basic                                                            15,386              16,475
                                                                    ========           =========
     Diluted                                                          15,386              17,107
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

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              -------------------------
                                                                                2001             2000
                                                                              --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                            $ (1,334)        $    289
 Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
     Depreciation and amortization                                               3,382            5,340
     Changes in current assets and liabilities, net of assets of
       acquired/divested businesses                                             (5,455)           5,711
                                                                              --------         --------
     Net cash provided by (used in) operating activities                        (3,407)          11,340
                                                                              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Contingent acquisition consideration paid                                      (12,901)          (3,235)
Purchases of property and equipment                                             (3,545)          (2,964)
Transaction expenses paid on the sale of the US and European aviation
  and facility services businesses                                              (9,523)              --
Other activities, net                                                           (1,000)              --
                                                                              --------         --------
     Net cash used in investing activities                                     (26,969)          (6,199)
                                                                              --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility                                            21,155            8,388
Treasury stock purchases                                                        (1,689)         (10,094)
                                                                              --------         --------
     Net cash provided by (used in) financing activities                        19,466           (1,706)
Effect of exchange rates on cash and cash equivalents                              293             (321)
                                                                              --------         --------
Net change in cash and cash equivalents                                        (10,617)           3,114
Cash and cash equivalents at beginning of period                                19,926            9,527
                                                                              --------         --------
Cash and cash equivalents at end of period                                    $  9,309         $ 12,641
                                                                              ========         ========

CASH PAID DURING THE PERIOD FOR:
Interest                                                                      $  1,734         $  4,421
                                                                              ========         ========
Income taxes                                                                  $  1,130         $    745
                                                                              ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by AHL Services, Inc. ("AHL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for such period.

2. DIVESTITURES AND ABANDONMENTS- On December 29, 2000, wholly-owned subsidiaries of AHL sold the stock in the Company's subsidiaries Argenbright Security, Inc. and The ADI Group Limited, AHL's U.S. and European aviation and facility services businesses, for $185 million in cash to Securicor plc., a business services company headquartered in the United Kingdom. The final purchase price is subject to adjustment within a range of $175 to $210 million based on 2001 actual performance of the U.S. aviation and facility services businesses.

         On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business to an investor group led by the president of AHL's Baltimore staffing operation for $22.5 million.

         On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated AHL has more attractive options, and that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project-driven than anticipated with increasing surge capacity requirements and difficulties in forecasting utilization rates. To become a profitable business would require significant additional investment to develop geographic density and maintain a national infrastructure. As a result of this decision, the Company recorded $66.7 million in impairment and other related costs in December 2000. The Company finalized the closure of the PIMMS business unit on March 16, 2001, and recorded a final charge for the related severance expense of $2.5 million in the first quarter of 2001.

         Reported results from operations include the continuing marketing services and European specialized staffing services businesses as well as the divested U.S. industrial staffing business for the first quarter of 2000 and the abandoned PIMMS store set-up business for the first quarter of 2000 and for the period January 1, 2001 through March 16, 2001. The results of the aviation and facility services businesses for the first quarter of 2000 have been presented as discontinued operations.

3. BUSINESS SEGMENT INFORMATION - The following table presents information regarding the Company's operating segments (in thousands):


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ----------------------------

                                                                              Operating
                                                              Revenues       income (loss)
                                                              --------       -------------

             2001
             ----
             Marketing services                               $ 37,874          $ 1,072
             Specialized staffing services                      53,413            2,374
             Final PIMMS severance costs                            --           (2,523)
             Corporate and other                                    --           (1,714)
                                                              --------          -------
                                                              $ 91,287          $  (791)
                                                              ========          ========

             2000
             ----
             Marketing services                               $ 50,449          $ 2,637
             Specialized staffing services                      59,244            5,044
             Corporate and other                                    --           (1,661)
                                                              --------          -------
                                                              $109,693          $ 6,020
                                                              ========          =======


4. COMPREHENSIVE INCOME - Other comprehensive income includes only foreign currency translation adjustments. The calculation of other comprehensive income (loss) is as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     --------------------

                                                       2001          2000
                                                     -------         ----

            Net income (loss)                        $(1,334)        $289
            Other comprehensive income (loss)         (3,741)         605
                                                     -------         ----
            Comprehensive income (loss)              $(5,075)        $894
                                                     =======         ====


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Reported results from continuing operations include the marketing services businesses in the United States, specialized staffing services businesses in the United Kingdom and Germany and the divested U.S. industrial staffing business and the abandoned PIMMS store set-up business through the dates of divestiture and abandonment, respectively.

Revenues decreased $18.4 million, or 17%, to $91.3 million for the first quarter of 2001 from $109.7 million for the first quarter of 2000. Revenues for the first quarter of 2001 included $918,000 for the abandoned PIMMS operation. Revenues for the first quarter of 2000 included $22.4 million for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, revenues for the first quarter of 2001 increased $3.1 million, or 4%. Revenues for the first quarter of 2001 were negatively impacted, as compared to the revenues for the first quarter of 2000, by approximately $5.4 million due to the effect of the decline in foreign currencies versus the U.S. dollar, primarily the British pound and the Euro/German mark. The revenue increase of 10%, after adjusting for the impact of foreign currency rates and excluding the divested and abandoned business units, was primarily due to the continued growth of the European specialized staffing business driven by the opening of 10 additional branches during fiscal 2000, by two small acquisitions during fiscal 2000 which have been fully integrated, and by strong demand for skilled staffing for the Company's automotive industry clients in Europe. The Company has invested in opening seven new branches in Europe in the first quarter of 2001, which is typically the slowest quarter of the year, in anticipation of the seasonally strong third quarter of the year. Revenues for the marketing services division during the first quarter of 2001 were below the same period of the prior year due to two large one-time marketing promotion projects for two consumer fulfillment customers in 2000. Excluding those two one-time projects, revenues increased 5% primarily due to growth in revenues from the Company's customer service and trade fulfillment services customers.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor-related expenses. Cost of services decreased $9.7 million, or 15%, to $56.1 million for the first quarter of 2001 from $65.8 million for the first quarter of 2000. Cost of services for the first quarter of 2001 included $389,000 for the abandoned PIMMS operation. Cost of services for the first quarter of 2000 included $16.1 million for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, costs of services increased $6.0 million, or 12%. As a percentage of revenues, cost of services increased to 61.6% for the first quarter of 2001 from 57.0% for the first quarter of 2000. This increase was primarily due to the effect of the growth of the Company's European specialized staffing services business in the first quarter of 2001, which historically has a higher cost of services than the Company's marketing services businesses.

Gross margin decreased $8.7 million, or 20%, to $35.2 million for the first quarter of 2001 from $43.9 million for the first quarter of 2000. Gross margin for the first quarter of 2001 included $529,000 for the abandoned PIMMS operation. Gross margin for the first quarter of 2000 included $6.4 million for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, gross margin decreased $2.8 million, or 8%. As a percentage of revenues, gross margin decreased to 38.4% for the first quarter of 2001 from 43.0% for the first quarter of 2000, due to the growth of the Company's European specialized staffing services business in the first quarter of 2001, which historically has a higher cost of services than the Company's marketing services businesses.

Field operating expenses represent expenses which directly support field and facility operations, such as field management, facility expenses (such as rent, utilities and communication costs), equipment leasing, maintenance and local sales and marketing activities. These expenses decreased $4.2 million, or 13%, to $28.5 million for the first quarter of 2001 from $32.7 million for the first quarter of 2000. Field operating expenses for the first quarter of 2001 included $506,000 for the abandoned PIMMS operation. Field operating expenses for the first quarter of 2000 included $4.8 million for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, field operating expenses increased $74,000. As a percentage of revenues, field operating expenses decreased to 31.0% for the first quarter of 2001 as compared to 32.0% for the first quarter of 2000, due to better leveraging of field operations, primarily due to consolidation of facilities for the marketing services division.

Corporate, general and administrative expenses, which include the cost of services the Company provides to support and manage its field operations and facilities, increased $61,000, or 4%, to $1.6 million for the first quarter of 2001 from $1.5 million for the first quarter of 2000. As a percentage of revenues, excluding the sold U.S. industrial staffing business and the abandoned PIMMS operation, these expenses remained constant at 1.8% for the first quarter of 2001 and 2000.

Depreciation and amortization decreased $250,000, or 7%, to $3.4 million for the first quarter of 2001 from $3.6 million for the first quarter of 2000. Depreciation and amortization for the first quarter of 2000 included $807,000 for the sold U.S. industrial staffing business and the abandoned PIMMS operation. Excluding these business units, depreciation and amortization increased $557,000, or 20%, primarily due to the additional amortization in 2001 related to the ServiceAdvantage acquisition earn-out of $12.9 million paid on January 2, 2001. As a percentage of revenues, depreciation and amortization was 3.7% for the first quarter of 2001 and 3.2% for the first quarter of 2000.

Final PIMMS severance costs represent severance costs related to the abandonment of the PIMMS operation. In December 2000, AHL committed to discontinue operations of its store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated AHL had more attractive options and that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project driven than anticipated with increasing surge capacity requirements and difficult-to-forecast utilization rates. To become a profitable business would require significant additional investment to develop geographic density and maintain a national infrastructure. The Company recorded $66.7 million in impairment and other related costs in December 2000. The Company completed the closing of the PIMMS operation on March 16, 2001. The Company took a final charge for the related severance expense of $2.5 million for the first quarter of 2001.

Operating income (loss) decreased $6.8 million to an operating loss of $791,000 for the first quarter of 2001 from operating income of $6.0 million for the first quarter of 2000. The operating loss for the first quarter of 2001 included a $2.5 million charge for the abandoned PIMMS operation. The operating income for the first quarter of 2000 included a loss of $443,000 for the abandoned PIMMS operation and operating income of $1.2 million for the sold U.S. industrial staffing business. Excluding these business units, operating income decreased $3.5 million, or 67%, primarily as a result of the decrease in gross margin discussed above. As a percentage of revenues, operating income was 1.9% for the first quarter of 2001 as compared to 6.0% for the first quarter of 2000.

Interest expense, net, represents the interest on the outstanding debt of the Company allocated to the continuing operations net of the interest income received on the notes received by the Company as partial consideration for the sold U.S. industrial staffing business. Interest expense, net, decreased $425,000, or 22%, to $1.5 million for the first quarter of 2001 from $1.9 for the first quarter of 2000. This decrease was due to the decrease in the outstanding debt balance in the first quarter of 2001 compared to the first quarter of 2000 and the interest income recorded on the notes receivable in the first quarter of 2001 from the October 2000 sale of the U.S. industrial staffing business. As a percentage of revenues, interest expense, net, was 1.7% for the first quarter of 2001 as compared to 2.2% for the first quarter of 2000.

Income tax provision (benefit) decreased $2.7 million to a benefit of $1.0 million for the first quarter of 2001 from a provision of $1.7 million for the first quarter of 2000. The Company provided for income taxes at a rate of 42.0% for the first quarter of 2001 and 42.2% for the first quarter of 2000.

On December 29, 2000, AHL sold its U.S. and European aviation and facility services businesses for $185 million in cash to Securicor plc., a business services company headquartered in the United Kingdom. The final purchase price is subject to adjustment within a range of $175 to $210 million based on 2001 actual performance of the U.S. aviation and facility services businesses. As a result of this sale, the Company recorded an $80.1 million pre-tax gain in December 2000. The loss from discontinued operations of $2.1 million for the first quarter of 2000 include the results of operations for these businesses, net of the applicable interest expense and taxes.

Net income decreased $1.6 million to a net loss of $1.3 million for the first quarter of 2001 from net income of $289,000 for the first quarter of 2000, due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $3.4 million for the first quarter of 2001 compared to cash provided by operating activities of $11.3 million for the first quarter of 2000. This decrease in cash provided by operating activities was primarily the result of a change of $11.2 million in working capital due to an increase in days outstanding for accounts receivable and the timing of payments of accounts payable and accrued expenses due to the change in revenue mix by business unit, and by a $3.6 million decrease in net income before depreciation and amortization as a result of the divestiture and abandonment of several business units. Cash used in investing activities for the first quarter of 2001 was $27.0 million compared to $6.2 million for the first quarter of 2000. The cash used in investing activities for the first quarter of 2001 was primarily due to the acquisition consideration paid for the ServiceAdvantage earn-out of $12.9 million, the payment of $9.5 million in transaction expenses on the sale of the US and European aviation and facility services businesses, and additions to property and equipment. The use of cash for investing activities for the first quarter of 2000 was principally a result of acquisition consideration paid for a UK Staffing business earn-out and additions to property and equipment. Cash provided by financing activities for the first quarter of 2001 was $19.5 million compared to cash used in financing activities of $1.7 million for the first quarter of 2000. During these periods, net borrowings under the credit facility were offset by the Company's share repurchase program. The Company repurchased 172,500 shares of its common stock in the first quarter of 2001 for $1.7 million. The Company repurchased 935,600 shares of its common stock in the first quarter of 2000 for $10.1 million.

Capital expenditures were $3.5 million and $3.2 million for the first quarter of 2001 and 2000, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of AHL's marketing services business' facilities and computer systems. AHL's capital expenditures over the next several years, as a percentage of its revenues, excluding revenues from discontinued operations, are expected to be generally consistent with those of the most recent fiscal year.

The Credit Facility allowed the Company to repurchase up to $20.0 million of its common stock. Through March 31, 2001, the Company repurchased 2,093,100 shares at an average price of $9.25 per share. For the period April 1, 2001 through April 19, 2001, the Company repurchased an additional 87,500 shares at an average price of $7.39 per share and completed the $20.0 million share repurchase program.

AHL believes that funds generated from operations, together with existing cash and borrowings under the Credit Facility, will be sufficient to finance its current operations, planned capital expenditure requirements and internal growth for at least the next 12 months. If AHL were to make a significant acquisition for cash, it may be necessary for AHL to obtain additional debt or equity financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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


INTEREST RATE RISK

The Company maintains a credit facility, an interest rate swap agreement and other long-term debt which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's credit facility had a balance outstanding at March 31, 2001, of $84.3 million, which was at a variable rate of interest. In order to hedge against increasing European interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement in the notional amount of $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $45.0 million. On January 31, 2000, the Company entered into an additional interest rate swap agreement in the notional amount of approximately $15.0 million. On November 1, 2000, these interest rate swap agreements were replaced with a one-year agreement in the notional amount of Euro 61.6 million at a fixed rate of 4.63% plus the applicable margin. The fair value of the interest rate swap agreement at March 31, 2001, was not material. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $430,000. Fair values were determined from discounted cash flows.


PART II - OTHER INFORMATION AND SIGNATURE

Item 6 - Exhibits and Reports on Form 8-K

         (a)       Exhibits:

                          Exhibit        Description
                          -------        -----------
                          Number
                          ------

                            11           Computation of Earnings Per Share

         (b)      Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AHL SERVICES, INC.
                                          (REGISTRANT)

Date: May 14, 2001                        By: /s/ Ronald J. Domanico
                                             ----------------------------
                                             Ronald J. Domanico
                                             Executive Vice President and
                                             Chief Financial Officer