Form 10-Q
period 2001-06-30
AHL SERVICES INC
filed 2001-08-14
CIK 1030740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to______

                          Commission File No. 0-22195

                               AHL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            GEORGIA                                           58-2277249
  ------------------------------                          ---------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  Incorporation or organization)                           Identification No.)


 3353 Peachtree Road, NE, Atlanta, GA                            30326
---------------------------------------                        ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (404) 684-3000
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,427,392 shares on August 14, 2001.

                               AHL SERVICES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                 Page No.
                                                                                 --------
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)                          1
            June 30, 2001 and December 31, 2000

         Condensed Consolidated Statements of Operations (Unaudited)                2
           Three Months Ended June 30, 2001 and 2000

         Condensed Consolidated Statements of Operations (Unaudited)                3
           Six Months Ended June 30, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows (Unaudited)                4
           Six Months Ended June 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements (Unaudited)           5

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                      7

ITEM 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                                       12

PART II  OTHER INFORMATION AND SIGNATURE                                           13

ITEM 4.  Submission of Matters to a Vote of Security Holders                       13

ITEM 6.  Exhibits and Reports on Form 8-K                                          14

SIGNATURE                                                                          15

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               AHL SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     JUNE 30,             DECEMBER 31,
                                                                       2001                   2000
                                                                     ---------            ------------

                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $   4,870             $  19,926
Accounts receivable, less allowance for doubtful accounts
 of $1,783 and $1,798 in 2001 and 2000, respectively                    25,030                27,628
Reimbursable customer expenses                                           7,849                10,777
Work-in-process                                                          3,374                 3,457
Notes receivable, current portion                                           --                 2,000
Prepaid expenses and other                                               7,184                 3,299
Income taxes receivable                                                  5,031                 3,269
Deferred income taxes                                                    1,170                 1,170
Net assets of discontinued operations -
  European specialized staffing business                               113,486               113,824
                                                                     ---------             ---------
         Total current assets                                          167,994               185,350

Property and equipment, net                                             26,550                22,706
Intangible assets, net                                                 106,001               107,965
Notes receivable, less current portion                                   9,500                 7,500
Other assets                                                             1,121                 1,125
                                                                     ---------             ---------
                                                                     $ 311,166             $ 324,646
                                                                     =========             =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                     $   1,735             $   1,759
Accrued payroll and other current liabilities                           12,800                23,360
Current portion of self-insurance reserves                                 392                   406
Current portion of deferred purchase price                              10,000                    --
Current portion of long-term debt                                       86,688                   160
Contingent consideration payable                                            --                12,901
                                                                     ---------             ---------
         Total current liabilities                                     111,615                38,586
                                                                     ---------             ---------

Long-term debt, less current portion                                        --                68,016
                                                                     ---------             ---------
Self-insurance reserves, less current portion                            1,569                 1,624
                                                                     ---------             ---------
Other non-current liabilities                                              742                   680
                                                                     ---------             ---------
Deferred purchase price, less current portion                               --                10,000
                                                                     ---------             ---------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares
  authorized, 17,427,392 and 17,409,892 shares issued
  and outstanding, respectively                                            175                   175
Preferred stock, no par value; 5,000,000 shares
  authorized, no shares outstanding                                         --                    --
Shares held in treasury (2,180,600 shares in 2001 and
  1,920,600 shares in 2000)                                            (20,000)              (17,665)
Paid-in capital                                                        177,011               176,836
Retained earnings                                                       46,379                48,648
Foreign currency translation adjustment                                 (6,325)               (2,254)
                                                                     ---------             ---------
         Total shareholders' equity                                    197,240               205,740
                                                                     ---------             ---------
                                                                     $ 311,166             $ 324,646
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

                               AHL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                            ----------------------------
                                                                              2001                2000
                                                                            --------             -------

Revenues                                                                    $ 35,381             $49,149
Cost of services                                                              15,647              22,625
                                                                            --------             -------
Gross margin                                                                  19,734              26,524
Operating expenses:
   Field operating                                                            15,365              18,875
   Corporate, general and administrative                                         911               1,125
   Depreciation and amortization                                               2,255               2,528
                                                                            --------             -------
Operating income                                                               1,203               3,996
   Interest expense, net of interest income of $75 in 2001                     1,024                 821
                                                                            --------             -------
Income from continuing operations before income taxes                            179               3,175
   Income tax provision                                                           72               1,270
                                                                            --------             -------
Income from continuing operations                                                107               1,905
                                                                            --------             -------
Discontinued operations:
   Income (loss) from operations, net of taxes:
     U.S. and European aviation and facility services businesses                  --                 869
     U.S. and European specialized staffing services businesses               (1,042)              1,642
                                                                            --------             -------

                                                                              (1,042)              2,511
                                                                            --------             -------
Net income (loss)                                                           $   (935)            $ 4,416
                                                                            ========             =======

Earnings per share:
Income from continuing operations
      Basic                                                                 $   0.01             $  0.12
                                                                            ========             =======
      Diluted                                                               $   0.01             $  0.12
                                                                            ========             =======
Income (loss) from discontinued operations, net of taxes
      Basic                                                                 $  (0.07)            $  0.15
                                                                            ========             =======
      Diluted                                                               $  (0.07)            $  0.15
                                                                            ========             =======
Net income (loss)
      Basic                                                                 $  (0.06)            $  0.27
                                                                            ========             =======
      Diluted                                                               $  (0.06)            $  0.27
                                                                            ========             =======

Weighted average common and common equivalent shares:
      Basic                                                                   15,255              16,474
                                                                            ========             =======
      Diluted                                                                 15,302              16,503
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

                               AHL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -----------------------------
                                                                              2001                2000
                                                                            --------             --------

Revenues                                                                    $ 73,254             $ 98,475
Cost of services                                                              33,198               46,288
                                                                            --------             --------
Gross margin                                                                  40,056               52,187
Operating expenses:
   Field operating                                                            32,600               39,580
   Corporate, general and administrative                                       2,522                2,675
   Depreciation and amortization                                               4,375                4,960
   Final PIMMS severance costs                                                 2,523                   --
                                                                            --------             --------
Operating income (loss)                                                       (1,964)               4,972
   Interest expense, net of interest income of $300 in 2001                    1,776                1,711
                                                                            --------             --------
Income (loss) from continuing operations before income taxes                  (3,740)               3,261
   Income tax provision (benefit)                                             (1,496)               1,304
                                                                            --------             --------
Income (loss) from continuing operations                                      (2,244)               1,957
                                                                            --------             --------
Discontinued operations:
   Income (loss) from operations, net of taxes:
     U.S. and European aviation and facility services businesses                  --               (1,202)
     U.S. and European specialized staffing services businesses                  (25)               3,950
                                                                            --------             --------

                                                                                 (25)               2,748
                                                                            --------             --------
Net income (loss)                                                           $ (2,269)            $  4,705
                                                                            ========             ========

Earnings per share:
Income (loss) from continuing operations
      Basic                                                                 $  (0.15)            $   0.12
                                                                            ========             ========
      Diluted                                                               $  (0.15)            $   0.12
                                                                            ========             ========
Income from discontinued operations, net of taxes
      Basic                                                                 $     --             $   0.16
                                                                            ========             ========
      Diluted                                                               $     --             $   0.16
                                                                            ========             ========
Net income (loss)
      Basic                                                                 $  (0.15)            $   0.28
                                                                            ========             ========
      Diluted                                                               $  (0.15)            $   0.28
                                                                            ========             ========

Weighted average common and common equivalent shares:
      Basic                                                                   15,320               16,721
                                                                            ========             ========
      Diluted                                                                 15,320               16,805
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

                               AHL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   -----------------------------
                                                                                     2001                2000
                                                                                   --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                 $ (2,269)            $  4,705
 Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                                  6,888               10,949
       Changes in current assets and liabilities, net of assets of
           acquired/divested businesses                                              (8,191)               2,808
                                                                                   --------             --------
       Net cash provided by (used in) operating activities                           (3,572)              18,462
                                                                                   --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Contingent acquisition consideration paid                                           (12,901)              (3,235)
Purchases of property and equipment                                                  (7,865)              (7,420)
Transaction expenses paid on the sale of the U.S. and European aviation
  and facility services businesses                                                   (9,495)                  --
Other activities, net                                                                (1,000)                  --
                                                                                   --------             --------
       Net cash used in investing activities                                        (31,261)             (10,655)
                                                                                   --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility                                                 21,763                2,698
Treasury stock purchases                                                             (2,335)             (10,094)
                                                                                   --------             --------
       Net cash provided by (used in) financing activities                           19,428               (7,396)
                                                                                   --------             --------
Effect of exchange rates on cash and cash equivalents                                   349                 (475)
                                                                                   --------             --------
Net decrease in cash and cash equivalents                                           (15,056)                 (64)
Cash and cash equivalents at beginning of period                                     19,926                9,527
                                                                                   --------             --------
Cash and cash equivalents at end of period                                         $  4,870             $  9,463
                                                                                   ========             ========

CASH PAID DURING THE PERIOD FOR:
Interest                                                                           $  3,706             $  8,525
                                                                                   ========             ========
Income taxes                                                                       $  2,627             $  2,301
                                                                                   ========             ========

                 The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by AHL Services, Inc. ("AHL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three months and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for such period.


2. DIVESTITURES AND ABANDONMENTS - On July 20, 2001, AHL announced, as a final step in the strategic transformation of the business that has been underway for the last twelve months, its intention to divest the European specialized staffing services business. Deutsche Bank has been retained to advise the Company and discussions are underway with potential acquirers. It is the intention of the Company to complete this divestiture during the second half of 2001. Proceeds from the divestiture will be used to retire debt and expand the marketing services business line. Based on this decision, the results of operations for the specialized staffing services segment, which is wholly comprised of our European specialized staffing business in 2001, have been treated as a discontinued operation in the Company's accompanying statements of operations and balance sheets.

         On December 29, 2000, AHL sold the Company's U.S. and European aviation and facility services businesses for $185.0 million in cash to Securicor plc., a business services company headquartered in the United Kingdom. The final purchase price is subject to adjustment within a range of $175.0 to $210.0 million based on 2001 actual performance of the U.S. aviation and facility services business. The potential repayment of $10.0 million, recorded as deferred purchase price in the condensed consolidated balance sheets, is recorded as a current liability at June 30, 2001 as the obligation, if payable, will be due in the second quarter of 2002, in addition to a potential final adjustment based on closing date working capital.

         On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business to an investor group led by the president of AHL's Baltimore staffing operation for $22.5 million, including three notes receivable totaling $9.5 million. Due to the current economic downturn affecting the U.S. industrial staffing industry, in the second quarter of 2001 the $2.0 million note receivable due in October 2001 was extended to the same 5-year term of the other two notes receivable; therefore has been reclassified as a non-current note receivable at June 30, 2001. Beginning in May 2001, interest payments on the notes receivable have not been received and thus the Company has ceased accruing interest income for the foreseeable future. Management believes the notes receivable, as well as interest thereon, will ultimately be collected, however, such collection could be dependent upon the economic conditions impacting the U.S. industrial staffing industry and the borrower's ability to obtain additional capital.

         In accordance with the provisions of Accounting Principles Board Opinion No. 30, the Company has reflected the results of its aviation and facility services businesses and specialized staffing businesses as discontinued operations in the condensed consolidated statements of operations. This presentation reflects the net earnings of these businesses as single line items segregated from the results of continuing operations for all periods presented. It is the Company's policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, which generally requires an allocation based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company, or based on debt that can be identified as being directly attributable to the discontinued operations. Interest allocated to discontinued operations was $800,000 and $3.4 million for the three months ended June 30, 2001 and 2000, respectively, and $1.6 million and $7.0 million for the six months ended June 30, 2001 and 2000, respectively.

         Revenues of discontinued operations were $51.9 million and $173.8 million in the second quarter of 2001 and 2000, and $105.3 million and $344.5 million in the six months ended June 30, 2001 and 2000. Results of discontinued operations are net of income taxes of a benefit of $749,000 and provision of $1.9 million in the second quarter of 2001 and 2000, and a benefit of $23,000 and provision of $2.1 million in the six months ended June 30, 2001 and 2000.

         On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated AHL had more attractive options, and that the store set-up business did not meet criteria for continued investment. As a result of this decision, the Company recorded $66.7 million in impairment and other related costs in December 2000. The Company finalized the closure of the PIMMS business unit on March 16, 2001, and recorded a final charge for the related severance expense of $2.5 million in the first quarter of 2001.

3. COMPREHENSIVE INCOME - Other comprehensive income includes only foreign currency translation adjustments. The calculation of other comprehensive income (loss) is as follows (in thousands):


                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                             ---------------------------             ---------------------------
                                              2001                2000                2001                 2000
                                             -------             -------             -------             -------

Net income (loss)                            $  (935)            $ 4,416             $(2,269)            $ 4,705
Other comprehensive income (loss)               (330)             (1,655)             (4,071)             (1,051)
                                             -------             -------             -------             -------
Comprehensive income (loss)                  $(1,265)            $ 2,761             $(6,340)            $ 3,654
                                             =======             =======             =======             =======

4. LONG-TERM DEBT - On August 6, 2001, the Company amended its credit facility to reduce the aggregate commitment from its lenders to $125.0 million (from $201.3 million) and to adjust certain financial covenants and interest rate margins. Amounts outstanding under the credit facility are due upon the expiration of the amended agreement on April 15, 2002. As previously announced, the Company expects to use the proceeds from the sale of the European specialized staffing business to repay the credit facility. If this sale is not completed by April 15, 2002, the Company will either extend the current credit facility or renegotiate a new agreement with a syndicate of lenders. As a result of the April 15, 2002 maturity of the credit facility, all related borrowings are classified as current liabilities as of June 30, 2001.

5. NEW ACCOUNTING PRONOUNCEMENTS - The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," that was applicable to AHL in its fourth quarter of fiscal year 2000. SAB No. 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States and does not supersede any existing authoritative literature. SAB No. 101 represents the interpretations and practices of the SEC in administering the disclosure requirements of the United States securities laws. Some of the topics addressed by SAB No. 101 include persuasive evidence of an arrangement, delivery or performance, customer acceptance and a fixed or determinable price. These guidelines did not have a material impact on AHL's revenue recognition practices.

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 and SFAS No. 138 to, among other things, defer the effective date of SFAS No. 133. AHL adopted SFAS No. 133 on January 1, 2001. The new standard did not have a material impact on the Company's financial position or results of operations.

         In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") was issued. SFAS No. 141 prospectively eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for any business combination completed after June 30, 2001. The adoption of SFAS No. 141 did not have an effect on the Company's financial position or results of operations.

         In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 must be adopted as of January 1, 2002. The impact on the Company's consolidated financial statements, as a result of the adoption of SFAS No. 142, has not yet been determined.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Reported operating results for 2001 include the continuing marketing services businesses, AHL's sole remaining business segment. Discontinued operations include the results of three of our previous segments, the aviation services segment and the facility services segment, both of which were sold at the end of 2000, as well as the specialized staffing services segment which is comprised on our European specialized staffing businesses and the divested U.S. industrial staffing business. Reported continuing operating results for 2000 include the continuing marketing services businesses, as well as the abandoned PIMMS store set-up business.

Revenues decreased $13.8 million, or 28%, to $35.4 million for the second quarter of 2001 from $49.2 million for the second quarter of 2000. Revenues for the second quarter of 2000 included $8.5 million for the abandoned PIMMS operation. Excluding PIMMS, revenues for the second quarter of 2001 decreased $5.3 million, or 13%, due to the three large one-time marketing promotion projects for three consumer products customers which were completed in May 2000, the decline in e-business and the effect of the slow-down in the economy on the Company's business, which has resulted in lower revenues with existing customers and a longer selling cycle.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor-related expenses. Cost of services decreased $7.0 million, or 31%, to $15.6 million for the second quarter of 2001 from $22.6 million for the second quarter of 2000. Cost of services for the second quarter of 2000 included $5.5 million for the abandoned PIMMS operation. Excluding PIMMS, costs of services decreased $1.5 million, or 9%. As a percentage of revenues, cost of services increased to 44.2% for the second quarter of 2001 from 42.1% for the second quarter of 2000, due to the three large one-time marketing promotion projects which were completed in May 2000 that had higher margins due to their one-time nature.

Gross margin decreased $6.8 million, or 26%, to $19.7 million for the second quarter of 2001 from $26.5 million for the second quarter of 2000. Gross margin for the second quarter of 2000 included $3.0 million for the abandoned PIMMS operation. Excluding PIMMS, gross margin decreased $3.8 million, or 16%. As a percentage of revenues, gross margin decreased to 55.8% for the second quarter of 2001 from 57.9% for the second quarter of 2000, due to the reasons discussed above.

Field operating expenses represent expenses which directly support field and facility operations, such as field management, facility expenses (such as rent, utilities and communication costs), equipment leasing, maintenance and local sales and marketing activities. These expenses decreased $3.5 million, or 19%, to $15.4 million for the second quarter of 2001 from $18.9 million for the second quarter of 2000. Field operating expenses for the second quarter of 2000 included $3.5 million for the abandoned PIMMS operation. Excluding PIMMS, field operating expenses increased $26,000. As a percentage of revenues, field operating expenses, which are primarily fixed costs, increased to 43.4% for the second quarter of 2001 as compared to 37.9% for the second quarter of 2000, due to the decrease in revenue for 2001 and an investment in replacing small aging facilities with new state of the art facilities, the expansion of the Company's teleservices operations, the expansion of the Company's merchandising services national merchandiser infrastructure and the establishment of a vertical channel sales organization during 2001.

Corporate, general and administrative expenses, which include the cost of services the Company provides to support and manage its field operations and facilities, decreased $214,000, or 19%, to $911,000 for the second quarter of 2001 from $1.1 million for the second quarter of 2000. As a percentage of revenues, excluding the abandoned PIMMS operation, these expenses decreased to 2.6% for the second quarter of 2001 as compared to 2.8% for the second quarter of 2000 due to cost reduction initiatives taken in the second quarter of 2001.

Depreciation and amortization decreased $273,000, or 11%, to $2.3 million for the second quarter of 2001 from $2.5 million for the second quarter of 2000. Depreciation and amortization for the second quarter of 2000 included $641,000 for the abandoned PIMMS operation. Excluding the abandoned PIMMS operation, depreciation and amortization increased $368,000, or 20%, primarily due to the additional amortization in 2001 related to the ServiceAdvantage acquisition earn-out of $12.9 million paid on January 2, 2001. As a percentage of revenues, depreciation and amortization was 6.4% for the second quarter of 2001 compared to 4.6% for the second quarter of 2000.

Operating income decreased $2.8 million, or 70%, to $1.2 million for the second quarter of 2001 from operating income of $4.0 million for the second quarter of 2000. The operating income for the second quarter of 2000 included a loss of $1.1 million for the abandoned PIMMS operation. Excluding the abandoned PIMMS operation, operating income decreased $3.9 million, or 76%, primarily as a result of the decrease in gross margin discussed above. As a percentage of revenues, operating income was 3.4% for the second quarter of 2001 as compared to 12.5% for the second quarter of 2000.

Interest expense, net, represents the interest on the outstanding debt of the Company allocated to the continuing operations net of the interest income on the notes receivable from the October 2000 U.S. industrial staffing divestiture. Interest expense, net, increased $203,000, or 25%, to $1.0 million for the second quarter of 2001 from $821,000 for the second quarter of 2000, primarily due to the interest related to the debt incurred for the ServiceAdvantage acquisition earn-out and the Company's stock repurchase program. Interest income from the notes receivable was $75,000 for the second quarter of 2001. As a percentage of revenues, interest expense, net, was 2.9% for the second quarter of 2001 as compared to 1.7% for the second quarter of 2000.

Income tax provision decreased $1.2 million to $72,000 for the second quarter of 2001 from $1.3 million for the second quarter of 2000. The Company provided for income taxes at a rate of 40.0% for the second quarter of 2001 and 2000, respectively.

On December 29, 2000, AHL sold its U.S. and European aviation and facility services businesses. Revenues from these segments were $110.0 million for the second quarter of 2000. The income from discontinued operations of $869,000 for the second quarter of 2000 includes the results of operations for these segments of $3.9 million, net of the applicable interest expense of $2.4 million and income taxes of $627,000.

On July 20, 2001, AHL announced its intention to divest the European specialized staffing business. On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business. Revenues from this segment were $51.9 million and $62.6 million for the second quarter of 2001 and 2000, respectively. The income
(loss) from discontinued operations of a loss of $1.0 million and income of $1.6 million for the second quarter of 2001 and 2000, respectively, include the results of operations for this segment of a loss of $961,000 and income of $4.0 million, respectively, net of the applicable interest expense of $830,000 and $1.0 million, respectively, and income tax benefit of $749,000 and provision for income taxes of $1.4 million, respectively. The loss from discontinued operations in the second quarter of 2001 was primarily due to the structuring costs associated with positioning the European specialized staffing business for sale, the strength of the U.S. dollar and investment in new branch openings.

Net income decreased $5.4 million to a net loss of $935,000 for the second quarter of 2001 from net income of $4.4 million for the second quarter of 2000, due to the reasons discussed above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Reported operating results for 2001 include the continuing marketing services businesses, as well as the PIMMS store set-up business which closing was finalized during the first quarter of 2001. Discontinued operations for 2001 include the European specialized staffing business. Reported continuing operating results for 2000 include the continuing marketing services businesses, as well as the abandoned PIMMS store set-up business. Discontinued operations for 2000 include the divested aviation and facility services segments and the specialized staffing services segment.

Revenues decreased $25.2 million, or 26%, to $73.3 million for the six months ended June 30, 2001 from $98.5 million for the six months ended June 30, 2000. Revenues for the six months ended June 30, 2001 included $918,000 for the abandoned PIMMS operation. Revenues for the six months ended June 30, 2000 included $18.7 million for the abandoned PIMMS operation. Excluding PIMMS, revenues for the six months ended June 30, 2001 decreased $7.4 million, or 9%. Revenues for the six months ended June 30, 2001 were negatively impacted, as compared to the revenues for the six months ended June 30, 2000, due to the three large one-time marketing promotion projects for three consumer products customers in 2000 which were completed in May 2000, the decline in e-business, and the effect of the slow-down in the economy on the Company's business, which has resulted in lower revenues with existing customers and a longer selling cycle.

Cost of services decreased $13.1 million, or 28%, to $33.2 million for the six months ended June 30, 2001 from $46.3 million for the six months ended June 30, 2000. Cost of services for the six months ended June 30, 2001 included $389,000 for the abandoned PIMMS operation. Cost of services for the six months ended June 30, 2000 included $12.4 million for the abandoned PIMMS operation. Excluding PIMMS, costs of services increased $1.0 million, or 3%. As a percentage of revenues, cost of services increased to 45.4% for the six months ended June 30, 2001 from 42.4% for the six months ended June 30, 2000. This increase was primarily due to the three large one-time marketing projects which were completed in May 2000 that had higher margins due to their one-time nature.

Gross margin decreased $12.1 million, or 23%, to $40.1 million for the six months ended June 30, 2001 from $52.2 million for the six months ended June 30, 2000. Gross margin for the six months ended June 30, 2001 included $529,000 for the abandoned PIMMS operation. Gross margin for the six months ended June 30, 2000 included $6.3 million for the abandoned PIMMS operation. Excluding PIMMS, gross margin decreased $6.4 million, or 14%. As a percentage of revenues, gross margin decreased to 54.6% for the six months ended June 30, 2001 from 57.6% for the six months ended June 30, 2000, due to the reasons discussed above.

Field operating expenses decreased $7.0 million, or 18%, to $32.6 million for the six months ended June 30, 2001 from $39.6 million for the six months ended June 30, 2000. Field operating expenses for the six months ended June 30, 2001 included $529,000 for the abandoned PIMMS operation. Field operating expenses for the six months ended June 30, 2000 included $6.6 million for the abandoned PIMMS operation. Excluding PIMMS, field operating expenses decreased $934,000, or 3%. As a percentage of revenues, field operating expenses, which are primarily fixed costs, increased to 44.3% for the six months ended June 30, 2001 as compared to 41.4% for the six months ended June 30, 2000, due to the decrease in revenue for 2001.

Corporate, general and administrative expenses decreased $153,000, or 6%, to $2.5 million for the six months ended June 30, 2001 from $2.7 million for the six months ended June 30, 2000. As a percentage of revenues, excluding the abandoned PIMMS operation, these expenses increased slightly to 3.5% for the six months ended June 30, 2001 as compared to 3.4% for the six months ended June 30, 2000, due to the decrease in revenue discussed above.

Depreciation and amortization decreased $585,000, or 12%, to $4.4 million for the six months ended June 30, 2001 from $5.0 million for the six months ended June 30, 2000. Depreciation and amortization for the six months ended June 30, 2000 included $1.2 million for the abandoned PIMMS operation. Excluding the abandoned PIMMS operation, depreciation and amortization increased $655,000, or 18%, primarily due to the additional amortization in 2001 related to the ServiceAdvantage acquisition earn-out of $12.9 million paid on January 2, 2001. As a percentage of revenues, depreciation and amortization was 6.0% for the six months ended June 30, 2001 and 4.7% for the six months ended June 30, 2000.

Final PIMMS severance costs represent severance costs related to the abandonment of the PIMMS operation. In December 2000, AHL committed to discontinue operations of its store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated AHL had more attractive options and that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project driven than anticipated with increasing surge capacity requirements and difficult-to-forecast utilization rates. To become a profitable business would require significant additional investment to develop geographic density and maintain a national infrastructure. The Company recorded $66.7 million in impairment and other related costs in December 2000. Included in this charge was an accrual for lease termination costs of $1.4 million, $360,000 of which remains at June 30, 2001. All other cash components of this charge were paid during 2000. The Company completed the closing of the PIMMS operation on March 16, 2001. The Company took a final charge for the related severance expense of $2.5 million for the first quarter of 2001.

Operating income (loss) decreased $7.0 million to an operating loss of $2.0 million for the six months ended June 30, 2001 from operating income of $5.0 million for the six months ended June 30, 2000. The operating loss for the six months ended June 30, 2001 included a $2.5 million charge for the abandoned PIMMS operation. The operating income for the six months ended June 30, 2000 included a loss of $1.5 million for the abandoned PIMMS operation. Excluding the abandoned PIMMS operation, operating income decreased $6.0 million, or 91%, primarily as a result of the decrease in gross margin discussed above. As a percentage of revenues, operating income was 0.8% for the six months ended June 30, 2001 as compared to 8.2% for the six months ended June 30, 2000.

Interest expense, net, increased $65,000, or 4%, to $1.8 million for the six months ended June 30, 2001 from $1.7 for the six months ended June 30, 2000 primarily due to the interest related to the debt incurred for the ServiceAdvantage acquisition earn-out and the Company's stock repurchase program. Interest income on the notes receivable from the October 2000 U.S. industrial staffing divestiture was $300,000 for the six months ended June 30, 2001. As a percentage of revenues, excluding the abandoned PIMMS operation, interest expense, net, was 2.5% for the six months ended June 30, 2001 as compared to 1.7% for the six months ended June 30, 2000.

Income tax provision (benefit) decreased $2.8 million to a benefit of $1.5 million for the six months ended June 30, 2001 from a provision of $1.3 million for the six months ended June 30, 2000. The Company provided for income taxes at a rate of 40.0% for the six months ended June 30, 2001 and 2000, respectively.

On December 29, 2000, AHL sold its U.S. and European aviation and facility services businesses. Revenues from these segments were $220.4 million for the six months ended June 30, 2000. The loss from discontinued operations of $1.2 million for the six months ended June 30, 2000 includes the results of operations of $2.8 million for these segments, net of the applicable interest expense of $4.9 million and income tax benefit of $887,000.

On July 20, 2001, AHL announced its intention to divest the European specialized staffing business. On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business. Revenues from this segment were $105.3 million and $121.9 million for the six months ended June 30, 2001 and 2000, respectively. The income (loss) from discontinued operations of a loss of $25,000 and income of $4.0 million for the six months ended June 30, 2001 and 2000, respectively, include the results of operations of $1.5 million and $9.1 million, respectively, for this segment, net of the applicable interest expense of $1.6 million and $2.1 million, respectively, and income tax benefit of $23,000 and provision for income taxes of $3.0 million, respectively. The loss from discontinued operations for the six months ended June 30, 2001 was primarily due to the structuring costs associated with positioning the European specialized staffing business for sale, the strength of the U.S. dollar and investment in new branch openings.

Net income decreased $7.0 million to a net loss of $2.3 million for the six months ended June 30, 2001 as compared to net income of $4.7 million for the six months ended June 30, 2000 due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $3.6 million for the six months ended June 30, 2001 compared to cash provided by operating activities of $18.5 million for the six months ended June 30, 2000. This decrease in cash provided by operating activities was primarily the result of a change of $11.0 million in working capital due to the sale of the U.S. and European aviation and facility services businesses, which had seasonally strong cash flow in the first half of the fiscal year, the timing of payments of accounts payable and accrued expenses and a $11.0 million decrease in net income before depreciation and amortization as a result of the divestiture and abandonment of several business units. Cash used in investing activities for the six months ended June 30, 2001 was $31.3 million compared to $10.7 million for the six months ended June 30, 2000. The cash used in investing activities for the six months ended June 30, 2001 was primarily due to the acquisition consideration paid for the ServiceAdvantage earn-out of $12.9 million, the payment of $9.5 million in transaction expenses on the sale of the U.S. and European aviation and facility services businesses, and additions to property and equipment of $7.9 million. The use of cash for investing activities for the six months ended June 30, 2000 was principally a result of acquisition consideration paid for a UK staffing business earn-out and additions to property and equipment of $7.4 million. Cash provided by financing activities for the six months ended June 30, 2001 was $19.4 million compared to cash used in financing activities of $7.4 million for the six months ended June 30, 2000. During these periods, net borrowings under the credit facility were offset by the Company's share repurchase program. The Company repurchased 260,000 shares of its common stock in the six months ended June 30, 2001 for $2.3 million. The Company repurchased 935,600 shares of its common stock in the six months ended June 30, 2000 for $10.1 million.

Capital expenditures were $7.9 million and $7.4 million for the six months ended June 30, 2001 and 2000, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of AHL's marketing services business' facilities and computer systems. AHL's capital expenditures over the next several years, as a percentage of its revenues, excluding revenues from discontinued and abandoned operations, are expected to be generally consistent with those of the most recent fiscal year.

The Company's credit facility allowed the Company to repurchase up to $20.0 million of its common stock. During the six months ended June 30, 2001, the Company repurchased 260,000 shares for $2.3 million and completed the $20.0 million share repurchase program.

On August 7, 2001, the Company amended its credit facility to reduce the aggregate commitment from its lenders to $125.0 million (from $201.3 million) and to adjust certain financial covenants and interest rate margins. Any unpaid balance of the credit facility is due upon the expiration of the amended agreement on April 15, 2002. As previously announced, the Company expects to use the proceeds from the sale of the European staffing business to repay the credit facility. If this sale is not completed by April 15, 2002, the Company will either extend the current credit facility or renegotiate a new agreement with a syndicate of lenders.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of AHL, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and AHL's future performance, as well as its expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. AHL undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, other than as required by law.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are: general economic conditions; pricing actions taken by competitors; labor relations; regulatory changes; integration of acquisitions; our ability to identify a buyer for, and to successfully negotiate and close the sale of, our specialized staffing services business that we operate in Germany and the United Kingdom; changes in international trade and other laws which impact the way in which AHL conducts its business; the ability of AHL to extend the credit facility or renegotiate it on terms not substantially different from those now in effect; and other risk factors detailed in our filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date they are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

AHL's discontinued European specialized staffing operation's revenues are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the Euro/German mark), with a significant amount of operating income being derived from operations in the United Kingdom and Germany. For the six months ended June 30, 2001 and 2000, these foreign operations, which have been classified as discontinued operations, generated $1.4 million and $6.4 million of operating income as compared to operating income (loss) of a loss of $2.0 million and income of $5.0 million being generated by AHL's U.S. based continuing operations, respectively. The denomination of foreign subsidiaries' account balances in their local currency exposes AHL to certain foreign exchange rate risks. AHL addresses the exposure by financing most working capital needs in the applicable foreign currencies. AHL has not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates. Foreign currency transaction exposure is insignificant as most transactions of AHL's foreign subsidiaries are functional currency denominated.

INTEREST RATE RISK

The Company maintains a credit facility and an interest rate swap agreement which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's credit facility had a balance outstanding at June 30, 2001, of $86.7 million, which was at a variable rate of interest. In order to hedge against increasing European interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement in the notional amount of $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $45.0 million. On January 31, 2000, the Company entered into an additional interest rate swap agreement in the notional amount of approximately $15.0 million. On November 1, 2000, these interest rate swap agreements were replaced with a one-year agreement in the notional amount of Euro 61.6 million at a fixed rate of 4.63% plus the applicable margin. The fair value of the interest rate swap agreement at June 30, 2001, was not material. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $480,000. Fair values were determined from discounted cash flows.

PART II - OTHER INFORMATION AND SIGNATURE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 10, 2001. The matters voted upon and the results of voting were as follows:

         - to elect two directors to serve until the annual meeting of shareholders in 2004 or until their successors are duly elected and qualified: The nominees: Messrs. Mellett and Ward were elected to the Company's board of directors to serve until the annual meeting of shareholders in 2004. For Mr. Mellett, there were 14,012,500 votes for and 343,397 votes withheld. For Mr. Ward, there were 14,033,900 votes for and 321,997 votes withheld;

         - to elect one director to serve until the annual meeting of shareholders in 2003 or until his successor is duly elected and qualified: The nominee: Mr. Marano was elected to the Company's board of directors to serve until the annual meeting of shareholders in 2003. For Mr. Marano, there were 14,010,625 votes for and 345,272 votes withheld;

         - to elect one director to serve until the annual meeting of shareholders in 2002 or until his successor is duly elected and qualified: The nominee: Mr. Domanico was elected to the Company's board of directors to serve until the annual meeting of shareholders in 2002. For Mr. Domanico, there were 14,011,425 votes for and 344,472 votes withheld;

         - to approve and adopt the Performance Bonus Program established for Frank A. Argenbright, Jr. There were 11,912,075 votes for, 47,480 votes against, and 150,940 votes abstained for the approval of the Performance Bonus Program; and

         - to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the year ending December 31, 2001: There were 14,333,558 votes for, 20,114 votes against, and 2,225 votes abstained for ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a)       Exhibits:

                                    Exhibit
                                    Number            Description
                                    -------           -----------
                                      10.1      Employment Agreement between AHL
                                                Services, Inc. and Ronald J.
                                                Domanico dated as of
                                                March 30, 2001.

                                      10.2      The Consent, dated as of  June 28,
                                                2001, by and among AHL Services,
                                                Inc. and its subsidiaries and First
                                                Union National Bank, as
                                                administrative agent, and the group
                                                of financial institutions listed on
                                                the signature pages thereto.

                                      10.3      The Fifth Amendment to the Second
                                                Amended and Restated Credit
                                                Agreement, dated as of  August 7,
                                                2001, by and among AHL Services,
                                                Inc. and its subsidiaries and First
                                                Union National Bank, as
                                                administrative agent, and the group
                                                of financial institutions listed on
                                                the signature pages thereto.

                                      11        Computation of Earnings Per Share

                  (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AHL SERVICES, INC.
                                             (REGISTRANT)


Date: August 14, 2001                        By: /s/ Ronald J. Domanico
                                                --------------------------------
                                                Ronald J. Domanico
                                                Executive Vice President and
                                                Chief Financial Officer