Form 10-Q
period 2001-09-30
AHL SERVICES INC
filed 2001-11-14
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from ______ to______

                           Commission File No. 0-22195

                               AHL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            GEORGIA                                    58-2277249
------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                     Identification No.)

3353 Peachtree Road, NE, Atlanta, GA                      30326
------------------------------------                   ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (404) 684-3000
                                                     ---------------

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,427,392 shares on November 12, 2001.

                               AHL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                            Page No.
                                                                                                            --------
PART I                FINANCIAL INFORMATION

ITEM 1.               Financial Statements

                      Condensed Consolidated Balance Sheets (Unaudited)                                         1
                         September 30, 2001 and December 31, 2000

                      Condensed Consolidated Statements of Operations (Unaudited)                               2
                         Three Months Ended September 30, 2001 and 2000

                      Condensed Consolidated Statements of Operations (Unaudited)                               3
                         Nine Months Ended September 30, 2001 and 2000

                      Condensed Consolidated Statements of Cash Flows (Unaudited)                               4
                         Nine Months Ended September 30, 2001 and 2000

                      Notes to Condensed Consolidated Financial Statements (Unaudited)                          5

ITEM 2.               Management's Discussion and Analysis of Financial                                         9
                         Condition and Results of Operations

ITEM 3.               Quantitative and Qualitative Disclosures                                                 17
                         About Market Risk

PART II               OTHER INFORMATION AND SIGNATURE                                                          18

ITEM 5.               Other Information                                                                        18

ITEM 6.               Exhibits and Reports on Form 8-K                                                         19

SIGNATURE                                                                                                      19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                2001                   2000
                                                                            -------------           ------------
                                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                   $     3,852             $   19,926
Accounts receivable, less allowance for doubtful accounts
 of $5,663 and $1,798 in 2001 and 2000, respectively                             17,076                 27,628
Reimbursable customer expenses                                                    9,544                 10,777
Work-in-process                                                                   4,599                  3,457
Notes receivable, current portion                                                    --                  2,000
Prepaid expenses and other                                                        3,869                  3,299
Income taxes receivable                                                           7,757                  3,269
Deferred income taxes                                                             4,521                  1,170
Net assets of discontinued operations -
  European specialized staffing business                                         92,000                113,824
                                                                            -----------             ----------
         Total current assets                                                   143,218                185,350
Property and equipment, net                                                      21,354                 22,706
Intangible assets, net                                                          104,816                107,965
Notes receivable, less current portion                                            5,000                  7,500
Other assets                                                                        800                  1,125
                                                                            -----------             ----------
                                                                            $   275,188             $  324,646
                                                                            ===========             ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                            $     3,624             $    1,759
Accrued payroll and other current liabilities                                    28,185                 23,360
Current portion of self-insurance reserves                                        1,385                    406
Current portion of deferred purchase price                                       10,000                     --
Current portion of long-term debt                                                98,312                    160
Contingent consideration payable                                                     --                 12,901
                                                                            -----------             ----------
         Total current liabilities                                              141,506                 38,586
                                                                            -----------             ----------
Long-term debt, less current portion                                                 --                 68,016
                                                                            -----------             ----------
Self-insurance reserves, less current portion                                     1,968                  1,624
                                                                            -----------             ----------
Other non-current liabilities                                                       720                    680
                                                                            -----------             ----------
Deferred purchase price, less current portion                                        --                 10,000
                                                                            -----------             ----------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares
  authorized, 17,427,392 and 17,409,892 shares issued
  and outstanding, respectively                                                     175                    175
Preferred stock, no par value; 5,000,000 shares
  authorized, no shares outstanding                                                  --                     --
Shares held in treasury (2,180,600 shares in 2001 and
  1,920,600 shares in 2000)                                                     (20,000)               (17,665)
Paid-in capital                                                                 177,011                176,836
Retained earnings (accumulated deficit)                                         (24,238)                48,648
Foreign currency translation adjustment                                          (1,954)                (2,254)
                                                                            -----------             ----------
         Total shareholders' equity                                             130,994                205,740
                                                                            -----------             ----------
                                                                            $   275,188             $  324,646
                                                                            ===========             ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                             THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                          ----------------------
                                                                                             2001         2000
                                                                                          ---------    ---------
Revenues                                                                                  $  32,791    $  48,249
Cost of services                                                                             14,704       23,430
                                                                                          ---------    ---------
Gross margin                                                                                 18,087       24,819
Operating expenses:
   Field operating                                                                           31,460       17,353
   Corporate, general and administrative                                                      9,155        1,953
   Depreciation and amortization                                                              9,667        2,527
                                                                                          ---------    ---------
Operating income (loss)                                                                     (32,195)       2,986
   Interest expense                                                                           1,101          833
                                                                                          ---------    ---------
Income (loss) from continuing operations before income taxes                                (33,296)       2,153
   Income tax provision (benefit)                                                            (3,489)         861
                                                                                          ----------   ---------
Income (loss) from continuing operations                                                    (29,807)       1,292
                                                                                          ----------   ---------
Discontinued operations:
   Income (loss) from operations, net of taxes:
     U.S. and European aviation and facility services businesses                                 --        1,240
     U.S. and European specialized staffing services businesses                              (7,483)       4,077
   Loss on sale of  businesses, net of taxes:
     U.S. and European aviation and facility services businesses                             (8,326)          --
     European specialized staffing services businesses                                      (25,001)          --
                                                                                          ---------    ---------
                                                                                            (40,810)       5,317
                                                                                          ---------    ---------
Net income (loss)                                                                         $ (70,617)   $   6,609
                                                                                          =========    =========


Earnings per share:
Income (loss) from continuing operations
      Basic                                                                               $   (1.95)   $    0.08
                                                                                          ==========   =========
      Diluted                                                                             $   (1.95)   $    0.08
                                                                                          ==========   =========
Income (loss) from discontinued operations, net of taxes
      Basic                                                                               $   (2.68)   $    0.34
                                                                                          =========    =========
      Diluted                                                                             $   (2.68)   $    0.34
                                                                                          =========    =========
Net income (loss)
      Basic                                                                               $   (4.63)   $    0.42
                                                                                          =========    =========
      Diluted                                                                             $   (4.63)   $    0.42
                                                                                          =========    =========
Weighted average common and common equivalent shares:
      Basic                                                                                  15,247       15,800
                                                                                          =========    =========
      Diluted                                                                                15,247       15,861
                                                                                          =========    =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                             NINE MONTHS ENDED
                                                                                              SEPTEMBER  30,
                                                                                       ---------------------------
                                                                                         2001              2000
                                                                                       ---------         ---------
Revenues                                                                               $ 106,045         $ 146,724
Cost of services                                                                          47,902            69,718
                                                                                       ---------         ---------
Gross margin                                                                              58,143            77,006
Operating expenses:
   Field operating                                                                        64,060            56,933
   Corporate, general and administrative                                                  11,677             4,628
   Depreciation and amortization                                                          14,042             7,487
   PIMMS severance costs                                                                   2,523                 -
                                                                                       ---------         ---------
Operating income (loss)                                                                  (34,159)            7,958
   Interest expense, net of interest income of $300 in 2001                                2,877             2,544
                                                                                       ---------         ---------
Income (loss) from continuing operations before income taxes                             (37,036)            5,414
   Income tax provision (benefit)                                                         (4,985)            2,165
                                                                                       ---------         ---------
Income (loss) from continuing operations                                                 (32,051)            3,249
                                                                                       ---------         ---------
Discontinued operations:
   Income (loss) from operations, net of taxes:
     U.S. and European aviation and facility services businesses                              --                38
     U.S. and European specialized staffing services businesses                           (7,508)            8,027
   Loss on sale of businesses, net of taxes:
     U.S. and European aviation and facility services businesses                          (8,326)               --
     European specialized staffing services businesses                                   (25,001)               --
                                                                                       ----------        ---------
                                                                                         (40,835)            8,065
                                                                                       ----------        ---------
Net income (loss)                                                                      $ (72,886)        $  11,314
                                                                                       =========         =========


Earnings per share:
Income (loss) from continuing operations
      Basic                                                                            $   (2.09)        $    0.20
                                                                                       =========         =========
      Diluted                                                                          $   (2.09)        $    0.20
                                                                                       =========         =========
Income (loss) from discontinued operations, net of taxes
      Basic                                                                          $     (2.67)        $    0.49
                                                                                       ==========        =========
      Diluted                                                                        $     (2.67)        $    0.49
                                                                                       ==========        =========
Net income (loss)
      Basic                                                                            $   (4.76)        $    0.69
                                                                                       =========         =========
      Diluted                                                                          $   (4.76)        $    0.69
                                                                                       =========         =========
Weighted average common and common equivalent shares:
      Basic                                                                               15,295            16,412
                                                                                       =========         =========
      Diluted                                                                             15,295            16,488
                                                                                       =========         =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                              NINE MONTHS ENDED
                                                                                               SEPTEMBER  30,
                                                                                        --------------------------
                                                                                            2001           2000
                                                                                        ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                      $  (72,886)    $   11,314
 Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                                        17,993         16,662
       Accrued loss on disposition of European specialized staffing services
           Business                                                                         25,001              -
       Non-cash special charges                                                             11,200              -
       Changes in current assets and liabilities, net of assets of
           Acquired/divested businesses                                                      7,385        (14,893)
                                                                                        ----------     -----------
       Net cash provided by (used in) operating activities                                 (11,307)        13,083
                                                                                        ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition consideration paid                                                             (13,844)       (15,622)
Purchases of property and equipment                                                        (11,458)       (15,016)
Transaction expenses paid on the sale of the U.S. and European aviation
  and facility services businesses                                                          (9,495)            --
                                                                                        ----------     ----------
       Net cash used in investing activities                                               (34,797)       (30,638)
                                                                                        ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility                                                        31,882         36,532
Treasury stock purchases                                                                    (2,335)       (17,496)
                                                                                        ----------     ----------
       Net cash provided by financing activities                                            29,547         19,036


Effect of exchange rates on cash and cash equivalents                                          483         (1,284)
                                                                                        ----------     ----------

Net increase (decrease) in cash and cash equivalents                                       (16,074)           197
Cash and cash equivalents at beginning of period                                            19,926          9,527
                                                                                        ----------     ----------
Cash and cash equivalents at end of period                                              $    3,852     $    9,724
                                                                                        ==========     ==========


CASH PAID DURING THE PERIOD FOR:
Interest                                                                                $    5,528     $   13,450
                                                                                        ==========     ==========
Income taxes                                                                            $    2,107     $    4,458
                                                                                        ==========     ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by AHL Services, Inc. ("AHL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three months and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for such period.

2. DIVESTITURES AND ABANDONMENTS - On July 20, 2001, AHL announced, as part of the strategic transformation of the business, its intention to divest the European specialized staffing services business. Deutsche Bank has been retained to advise the Company and discussions are underway with potential acquirers. The results of operations for the specialized staffing services segment, which is wholly comprised of AHL's European specialized staffing business in 2001, have been treated as a discontinued operation in the Company's accompanying condensed consolidated statements of operations and balance sheets. After a comprehensive review of the business by Deutsche Bank, and due to current economic and capital market conditions, the Company adjusted the net basis of the European specialized staffing services business in the third quarter of 2001 to approximately $92.0 million, taking a charge of $25.0 million. It is the intention of the Company to complete this divestiture during the first half of 2002. Net proceeds from the divestiture will be used to repay outstanding debt.

   On December 29, 2000, AHL sold the Company's U.S. and European aviation and facility services businesses for $185.0 million in cash to Securicor plc, a business services company headquartered in the United Kingdom. The final purchase price is subject to adjustment within a range of $175.0 to $210.0 million based on 2001 actual performance of the U.S. aviation and facility services business. The potential repayment of $10.0 million, recorded as deferred purchase price in the condensed consolidated balance sheets, is recorded as a current liability at September 30, 2001 because the obligation, if payable, will be due in the second quarter of 2002, in addition to a potential final adjustment based on closing date working capital. In the third quarter of 2001, the Company recorded an additional reserve of $5.0 million and accrued $4.3 million for various potential transaction related costs.

    On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business to an investor group led by the president of AHL's Baltimore staffing operation for $22.5 million, including three notes receivable totaling $9.5 million. Due to the current economic downturn affecting the U.S. industrial staffing industry, in the second quarter of 2001 the term of the $2.0 million note receivable due in October 2001 was extended and therefore has been reclassified as a non-current note receivable. Beginning in May 2001, interest payments on the notes receivable have not been received and thus the Company has ceased accruing interest income. Management believes the notes receivable, as well as interest thereon, will ultimately be collected, however, such collection could be dependent upon the economic conditions impacting the U.S. industrial staffing industry and the borrower's ability to obtain additional capital. As a result, in the third quarter of 2001, the Company adjusted the net carrying value of the notes receivable balance to $5.0 million, taking an additional charge of $3.7 million recorded in corporate, general and administrative expenses in the accompanying condensed consolidated statements of operations.

    In accordance with the provisions of Accounting Principles Board Opinion No. 30, the Company has reflected the results of its aviation and facility services businesses and specialized staffing businesses as discontinued operations in the condensed consolidated statements of operations. This presentation reflects the net earnings of these businesses as single line items segregated from the results of continuing operations for all periods presented. It is the Company's policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, which generally requires an allocation based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company, or based on debt that can be identified as being directly attributable to the discontinued operations. Interest allocated to discontinued operations was $865,000 and $4.1 million for the three months ended September 30, 2001 and 2000, respectively, and $2.5 million and $11.1 million for the nine months ended September 30, 2001 and 2000, respectively.

    Revenues of discontinued operations, which had not yet been disposed of as of the relevant period end, were $62.7 million and $191.0 million in the third quarter of 2001 and 2000, and $168.1 million and $533.2 million in the nine months ended September 30, 2001 and 2000. Results of discontinued operations are net of income taxes of $725,000 and $3.9 million in the third quarter of 2001 and 2000, respectively, and $578,000 and $6.0 million in the nine months ended September 30, 2001 and 2000, respectively.

    On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated AHL had more attractive options and that the store set-up business did not meet criteria for continued investment. As a result of this decision, the Company recorded $66.7 million in impairment and other related costs in December 2000. The Company finalized the closure of the PIMMS business unit on March 16, 2001, and recorded a charge for the related severance expense of $2.5 million in the first quarter of 2001.

3. COMPREHENSIVE INCOME - Other comprehensive income includes only foreign currency translation adjustments. The calculation of other comprehensive income (loss) is as follows (in thousands):

                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                            ----------------------------------------------------------------------
                                                   2001               2000                2001              2000
                                            ------------------ ------------------  ----------------     ------------
    Net income (loss)                            $ (70,617)         $   6,609           $ (72,886)       $  11,314
    Other comprehensive income (loss)                4,371             (2,532)                300           (3,583)
                                                 ---------          ---------           ---------        ---------
    Comprehensive income (loss)                  $ (66,246)         $   4,077           $ (72,586)       $   7,731
                                                 =========          =========           =========        =========

4. LONG-TERM DEBT - On August 6, 2001, the Company amended its credit facility to reduce the aggregate commitment from its lenders to $125.0 million (from $201.3 million) and to adjust certain financial covenants and interest rate margins. Amounts outstanding under the credit facility are due upon the expiration of the amended agreement on April 15, 2002.

     As of September 30, 2001, the Company was not in compliance with certain of these financial covenants and, as a result of the changes in the composition of the board of directors, was not in compliance with the change of control covenant. This could result in the credit facility being called prior to April 15, 2002. The Company is seeking a waiver from its bank group with respect to the non-compliance with these covenants and is in discussions with bank representatives participating in its credit facility to restructure these covenants.

     Management's plans with regard to the repayment of the credit facility are as follows:

     - The Company expects to use the net proceeds from the projected sale of the European specialized staffing business to reduce the outstanding balance of the credit facility.
     - The Company is considering issuing redeemable preferred stock to strategic investors in order to raise $25 to $35 million in cash, which would be used to reduce the outstanding balance of the credit facility.

     If these actions are not completed by April 15, 2002, or do not fully repay the outstanding balance of the credit facility, the Company will either attempt to extend the current credit facility or renegotiate a new agreement with a syndicate of lenders. There can be no assurance that such new financing will be available on terms the Company finds acceptable or at all, or that management will be able to restructure the credit facility. In the event that the Company is unable to sell the European specialized staffing businesses, obtain such additional financing, restructure the credit facility, or be successful at raising additional capital, the Company may be required to resort to selling additional assets. If the Company cannot restructure the credit facility, there will be a material adverse effect on the financial condition of the Company, to the extent that a restructuring, sale or liquidation of the Company will be required in whole or in part. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should these actions be required.

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

    In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") (effective for AHL January 1, 2003) and Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") (effective for AHL January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121") and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The adoption of SFAS No. 143 and SFAS No. 144 is not expected to have a significant impact on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Reported continuing operating results for 2001 include the marketing services businesses, AHL's sole remaining business segment. Discontinued operations include the results of three previous segments, the aviation services segment and the facility services segment, both of which were sold at the end of 2000, as well as the specialized staffing services segment which is comprised of AHL's European specialized staffing businesses and the divested U.S. industrial staffing business. Reported continuing operating results for 2000 include the marketing services businesses, as well as the abandoned PIMMS store set-up business.

Revenues decreased $15.4 million, or 32%, to $32.8 million for the third quarter of 2001 from $48.3 million for the third quarter of 2000. Revenues for the third quarter of 2000 included $10.1 million for the abandoned PIMMS operation. Excluding PIMMS, revenues for the third quarter of 2001 decreased $5.4 million, or 14%, due to the effect of the slow-down in the economy on the Company's customers, which has resulted in lower revenues with existing customers and a longer selling cycle, and the reduction in merchandise services outsourced by a major retailer to the Company's ServiceAdvantage merchandising services division.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor-related expenses. Cost of services decreased $8.7 million, or 37%, to $14.7 million for the third quarter of 2001 from $23.4 million for the third quarter of 2000. Cost of services for the third quarter of 2000 included $6.5 million for the abandoned PIMMS operation. Excluding PIMMS, costs of services decreased $2.2 million, or 13%, and as a percentage of revenues, cost of services increased slightly to 44.8% for the third quarter of 2001 from 44.3% for the third quarter of 2000, due primarily to changes in business mix between the periods.

Gross margin decreased $6.7 million, or 27%, to $18.1 million for the third quarter of 2001 from $24.8 million for the third quarter of 2000. Gross margin for the third quarter of 2000 included $3.6 million for the abandoned PIMMS operation. Excluding PIMMS, gross margin decreased $3.2 million, or 15%, and as a percentage of revenues, gross margin decreased to 55.2% for the third quarter of 2001 from 55.7% for the third quarter of 2000, due to the reasons discussed above.

Field operating expenses represent primarily fixed expenses which directly support field and facility operations, such as field management, facility expenses (such as rent, utilities and communication costs), equipment leasing, maintenance and local sales and marketing activities. These expenses increased $14.1 million, or 81%, to $31.5 million for the third quarter of 2001 from $17.4 million for the third quarter of 2000. Due to the difficult economic environment, which worsened during the third quarter of 2001, the Company performed a strategic review of operations and recorded special charges to field operating expenses of $15.3 million consisting of $4.4 million for potential uncollectible accounts receivable, $3.8 million the potential costs of buying out unattractive or redundant leases, $2.9 million for workers' compensation claims, legal and other expenses related to the abandoned PIMMS operation, and $4.2 million for other related items. Field operating expenses for the third quarter of 2000 included $3.3 million for the abandoned PIMMS operation. Excluding the special charges and

PIMMS, field operating expenses increased $2.0 million and, as a percentage of revenues, increased to 49.2% for the third quarter of 2001 as compared to 37.0% for the third quarter of 2000, due to the decrease in revenue for 2001 and an investment in replacing small aging facilities with new state of the art facilities, the expansion of the Company's teleservices operations, the expansion of the Company's merchandising services national merchandiser infrastructure and the establishment of a vertical channel sales organization during 2001.

Corporate, general and administrative expenses, which include the cost of services the Company provides to support and manage its field operations and facilities, increased $7.2 million, or 369%, to $9.2 million for the third quarter of 2001 from $2.0 million for the third quarter of 2000. As part of the strategic review of operations during the third quarter of 2001, the Company recorded special charges to corporate, general and administrative expenses of $8.0 million consisting of $3.7 million to adjust the note receivable balance due from the sale of the Company's U.S. industrial staffing businesses to its estimated net realizable value, a charge of $3.5 million to expense various business development costs incurred which, based on the current economic environment, will not be realized and $800,000 for the buyout of redundant leases related to the Company's corporate offices. As a percentage of revenues, excluding the special charges and the abandoned PIMMS operation, these expenses decreased to 3.6% for the third quarter of 2001 as compared to 5.1% for the third quarter of 2000 due to cost reduction initiatives begun during 2001.

Depreciation and amortization increased $7.2 million, or 283%, to $9.7 million for the third quarter of 2001 from $2.5 million for the third quarter of 2000. As part of the strategic review of operations during the third quarter of 2001, the Company recorded special charges to depreciation and amortization expense of $7.3 million consisting of $3.8 million for various equipment and leasehold improvements at the facilities replaced during the third quarter of 2001 and $3.5 million for internally developed software which was replaced during the third quarter of 2001. Depreciation and amortization for the third quarter of 2000 included $612,000 for the abandoned PIMMS operation. Excluding the special charges and the abandoned PIMMS operation, depreciation and amortization increased $414,000, or 22%, and as a percentage of revenues, depreciation and amortization was 7.1% for the third quarter of 2001 compared to 5.0% for the third quarter of 2000 primarily due to the additional amortization in 2001 related to the ServiceAdvantage acquisition earn-out of $12.9 million paid on January 2, 2001.

Operating income (loss) decreased $35.2 million to ($32.2) million for the third quarter of 2001 from $3.0 million for the third quarter of 2000. The operating loss for 2001 included $30.6 million in special charges discussed above. The operating income for the third quarter of 2000 included a loss of $283,000 for the abandoned PIMMS operation. Excluding the special charges and the abandoned PIMMS operation, operating income (loss) decreased $4.8 million, or 147%, and as a percentage of revenues, operating income (loss) was (4.7%) for the third quarter of 2001 as compared to 8.6% for the third quarter of 2000 primarily as a result of the decrease in gross margin and investment in operating facilities discussed above.

Interest expense, net, represents the interest on the outstanding debt of the Company allocated to the continuing operations. Interest expense, net, increased $268,000, or 32%, to $1.1 million for the third quarter of 2001 from $833,000 for the third quarter of 2000, primarily due to the interest related to the debt incurred to pay for the ServiceAdvantage acquisition earn-out and the Company's stock repurchase program. As a percentage of revenues, interest expense, net, was 3.4% for the third quarter of 2001 as compared to 1.7% for the third quarter of 2000.

Income tax provision (benefit) decreased $4.4 million to ($3.5) million for the third quarter of 2001 from $861,000 for the third quarter of 2000. The Company provided for an income tax benefit at a rate of 40.0% for the third quarter of 2001, reduced by a valuation allowance for all tax benefits in excess of net operating loss carry-backs available from tax years 1999 and 2000. The Company provided for income taxes at a rate of 40.0% for the third quarter of 2000.

On December 29, 2000, AHL sold its U.S. and European aviation and facility services businesses. Revenues from these segments were $113.7 million for the third quarter of 2000. The income from discontinued operations of $1.2 million for the third quarter of 2000 includes the results of operations for these segments of $4.9 million, net of the applicable interest expense of $2.8 million and income taxes of $893,000.

On July 20, 2001, AHL announced its intention to divest the European specialized staffing business. On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business. Revenues from this segment were $62.7 million and $63.4 million for the third quarter of 2001 and 2000, respectively, for the European specialized staffing businesses and $13.9 million for the third quarter of 2000 for the U.S. industrial staffing business. The income (loss) from discontinued operations of ($7.5) million and $4.1 million for the third quarter of 2001 and 2000, respectively, include the results of operations for this segment of income (loss) of ($5.9) million and $6.4 million, respectively, for the European specialized staffing businesses and operating income of $1.9 million for the third quarter of 2000 for the U.S. industrial staffing business, net of the applicable interest expense of $866,000 and $1.2 million, respectively, and income tax provision of $725,000 and $3.0 million, respectively. The loss from discontinued operations in the third quarter of 2001 includes $6.4 million in special charges for potential uncollectible accounts receivable and to expense various transaction costs which, based on the current economic environment, will not be realized.

During the third quarter of 2001, the Company recorded a special charge of $9.3 million to establish an additional reserve of $5.0 million and accrued $4.3 million for various potential transaction costs with respect to the Company's previous sale of the U.S. and European aviation and facility services businesses. The Company recorded a related tax benefit of $1.0 million.

Based on the difficult economic environment in Europe, the Company estimated the net realizable value from the sale of the European specialized staffing businesses at September 30, 2001, to be approximately $92.0 million. As such, the Company recorded, as a loss on the sale of the European specialized staffing businesses, a charge of $25.0 million during the third quarter of 2001. The Company recorded a tax valuation allowance equal to the full amount of the tax benefit of this charge as the ultimate realization of these net operating loss carry-forwards is not assured.

Net income (loss) decreased $77.2 million to ($70.6) million for the third quarter of 2001 from $6.6 million for the third quarter of 2000, due to the reasons discussed above.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Reported continuing operating results for 2001 include the marketing services businesses, as well as the PIMMS store set-up business which closing was finalized during the first quarter of 2001. Discontinued operations for 2001 include the European specialized staffing business. Reported continuing operating results for 2000 include the marketing services businesses, as well as the abandoned PIMMS store set-up business. Discontinued operations for 2000 include the divested aviation and facility services segments and the specialized staffing services segment.

Revenues decreased $40.7 million, or 28%, to $106.0 million for the nine months ended September 30, 2001 from $146.7 million for the nine months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 included $918,000 for the abandoned PIMMS operation. Revenues for the nine months ended September 30, 2000 included $28.8 million for the abandoned PIMMS operation. Excluding PIMMS, revenues for the nine months ended September 30, 2001 decreased $12.8 million, or 11%. Revenues for the nine months ended September 30, 2001 were negatively impacted, as compared to the revenues for the nine months ended September 30, 2000, due to the three large one-time marketing promotion projects for three consumer products customers in 2000 which were completed in May 2000, the decline in e-business, and the effect of the slow-down in the economy on the Company's customers, which has resulted in lower revenues with existing customers and a longer selling cycle, and the reduction in merchandise services outsourced by a major retailer to the Company's ServiceAdvantage merchandising services division.

Cost of services decreased $21.8 million, or 31%, to $47.9 million for the nine months ended September 30, 2001 from $69.7 million for the nine months ended September 30, 2000. Cost of services for the nine months ended September 30, 2001 included $389,000 for the abandoned PIMMS operation. Cost of services for the nine months ended September 30, 2000 included $18.9 million for the abandoned PIMMS operation. Excluding PIMMS, costs of services decreased $3.3 million, or 6%. As a percentage of revenues, excluding PIMMS, cost of services increased to 45.2% for the nine months ended September 30, 2001 from 43.1% for the nine months ended September 30, 2000. This increase was due primarily to changes in business mix between the periods.

Gross margin decreased $18.9 million, or 25%, to $58.1 million for the nine months ended September 30, 2001 from $77.0 million for the nine months ended September 30, 2000. Gross margin for the nine months ended September 30, 2001 included $529,000 for the abandoned PIMMS operation. Gross margin for the nine months ended September 30, 2000 included $9.9 million for the abandoned PIMMS operation. Excluding PIMMS, gross margin decreased $9.5 million, or 14%, and as a percentage of revenues, gross margin decreased to 54.8% for the nine months ended September 30, 2001 from 56.9% for the nine months ended September 30, 2000, due to the reasons discussed above.

Field operating expenses increased $7.2 million, or 13%, to $64.1 million for the nine months ended September 30, 2001 from $56.9 million for the nine months ended September 30, 2000. Field operating expenses for the nine months ended September 30, 2001 included special charges of $15.3 million expensed during the third quarter of 2001 (see discussion under the related income statement caption under managements' discussion and analysis of the results of operations for the three months ended September 30, 2001) and $529,000 for the abandoned PIMMS operation during the first quarter of 2001. Field operating expenses for the nine months ended September 30, 2000 included $9.8 million for the abandoned PIMMS operation. Excluding the special charges and PIMMS, field operating expenses increased $1.1 million, or 2%, and as a percentage of revenues, field operating expenses increased to 45.8% for the nine months ended September 30, 2001 as compared to 39.9% for the nine months ended September 30, 2000, due to the decrease in revenue for 2001 and an investment in replacing small aging facilities with new state of the art facilities, the expansion of the Company's teleservices operations, the expansion of the Company's merchandising services national merchandiser infrastructure and the establishment of a vertical channel sales organization during 2001.

Corporate, general and administrative expenses increased $7.1 million, or 152%, to $11.7 million for the nine months ended September 30, 2001 from $4.6 million for the nine months ended September 30, 2000. Corporate, general and administrative expenses for the nine months ended September 30, 2001 included special charges of $8.0 million expensed during the third quarter of 2001 (see discussion under the related income statement caption under managements' discussion and analysis of the results of operations for the three months ended September 30, 2001). As a percentage of revenues, excluding the special charges and the abandoned PIMMS operation, these expenses decreased to 3.5% for the nine months ended September 30, 2001 as compared to 3.9% for the nine months ended September 30, 2000, due to cost reductions taken during 2001.

Depreciation and amortization increased $6.5 million, or 87%, to $14.0 million for the nine months ended September 30, 2001 from $7.5 million for the nine months ended September 30, 2000. Depreciation and amortization for the nine months ended September 30, 2001 included special charges of $7.3 million expensed during the third quarter of 2001 (see discussion under the related income statement caption under managements' discussion and analysis of the results of operations for the three months ended September 30, 2001). Depreciation and amortization for the nine months ended September 30, 2000 included $1.8 million for the abandoned PIMMS operation. Excluding the special charges and the abandoned PIMMS operation, depreciation and amortization increased $1.1 million, or 19%, and as a percentage of revenues, depreciation and amortization was 6.4% for the nine months ended September 30, 2001 and 4.8% for the nine months ended September 30, 2000, primarily due to the additional amortization in 2001 related to the ServiceAdvantage acquisition earn-out of $12.9 million paid on January 2, 2001.

PIMMS severance costs represent severance costs related to the abandonment of the PIMMS operation. In December 2000, AHL committed to discontinue operations of its store set-up business unit, formerly called PIMMS. The Company completed the closing of the PIMMS operation on March 16, 2001. The Company took a charge for the related severance expense of $2.5 million for the first quarter of 2001.

Operating income (loss) decreased $42.2 million to $(34.2) million for the nine months ended September 30, 2001 from $8.0 million for the nine months ended September 30, 2000. The operating loss for the nine months ended September 30, 2001 included special charges of $30.6 million expensed during the third quarter of 2001 (see discussion under the related income statement caption under managements' discussion and analysis of the results of operations for the three months ended September 30, 2001) and a $2.5 million charge for the abandoned PIMMS operation in the first quarter of 2001. The operating income for the nine months ended September 30, 2000 included a loss of $1.8 million for the abandoned PIMMS operation. Excluding the special charges and the abandoned PIMMS operation, operating income decreased $10.8 million, or 110%, and as a percentage of revenues, operating income (loss) was (0.9%) for the nine months ended September 30, 2001 as compared to 8.3% for the nine months ended September 30, 2000, primarily as a result of the decrease in gross margin and investment in operating facilities discussed above.

Interest expense, net, increased $333,000, or 13%, to $2.9 million for the nine months ended September 30, 2001 from $2.5 million for the nine months ended September 30, 2000 primarily due to the interest related to the debt incurred for the payment of the ServiceAdvantage acquisition earn-out and the Company's stock repurchase program. Interest income on the notes receivable from the October 2000 U.S. industrial staffing divestiture was $300,000 for the nine months ended September 30, 2001. As a percentage of revenues, excluding the abandoned PIMMS operation, interest expense, net, was 2.7% for the nine months ended September 30, 2001 as compared to 1.7% for the nine months ended September 30, 2000.

Income tax provision (benefit) decreased $7.2 million to ($5.0) million for the nine months ended September 30, 2001 from $2.2 million for the nine months ended September 30, 2000. The Company provided for income taxes at an annual rate of 40.0% in 2001 reduced by a valuation allowance for all tax benefits in excess of net operating loss carry-backs available from tax years 1999 and 2000. The Company provided for income taxes at a rate of 40.0% in 2000.

On December 29, 2000, AHL sold its U.S. and European aviation and facility services businesses. Revenues from these segments were $334.0 million for the nine months ended September 30, 2000. The income from discontinued operations of $38,000 for the nine months ended September 30, 2000 includes the results of operations of $7.7 million for these segments, net of the applicable interest expense of $7.7 million and income taxes of $6,000.

On July 20, 2001, AHL announced its intention to divest the European specialized staffing business. On October 13, 2000, AHL sold the assets of its U.S. industrial staffing business. Revenues from this segment were $168.1 million and $160.2 million for the nine months ended September 30, 2001 and 2000, respectively, for the European specialized staffing businesses and $39.0 million for the nine months ended September 30, 2000 for the U.S. industrial staffing business. The income (loss) from discontinued operations of income (loss) of ($7.5) million and $8.0 million for the nine months ended September 30, 2001 and 2000, respectively, include the results of operations of ($4.5) million and $12.9 million, respectively, for the European specialized staffing businesses and operating income of $4.5 million for the nine months ended September 30, 2000 for the U.S. industrial staffing business, net of the applicable interest expense of $2.5 million and $3.4 million, respectively, and income tax provision of $578,000 and $6.0 million, respectively. The loss from discontinued operations for the nine months ended September 30, 2001 was due to the structuring costs associated with positioning the European specialized staffing business for sale, the strength of the U.S. dollar, investment in new branch openings, and the special charges recorded in the third quarter of 2001.

During the third quarter of 2001, the Company recorded a special charge of $9.3 million to establish an additional reserve of $5.0 million and accrued $4.3 million for various potential transaction costs with respect to the Company's previous sale of the U.S. and European aviation and facility services businesses. The Company recorded a related tax benefit of $1.0 million.

Based on the difficult economic environment in Europe, the Company estimated the net realizable value from the sale of the European specialized staffing businesses at September 30, 2001, was approximately $92.0 million. As such, the Company recorded a charge of $25.0 million during the third quarter of 2001. The Company recorded a tax valuation allowance equal to the full amount of the tax benefit of this charge as the ultimate realization of these net operating loss carry-forwards is not assured.

Net income (loss) decreased $84.2 million to $(72.9) million for the nine months ended September 30, 2001 as compared to $11.3 million for the nine months ended September 30, 2000 due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used in) operating activities was ($11.3) million for the nine months ended September 30, 2001 compared to $13.1 million for the nine months ended September 30, 2000. This net decrease in cash provided by operating activities was the result of a positive change of $22.3 million in working capital due to the marketing services businesses having stronger cash flow from operations than the U.S. and European aviation and facility services businesses, which were sold at the end of 2000, offset by $46.7 million decrease in net income before depreciation and amortization and non-cash special charges as a result of the divestiture and abandonment of several business units. Cash used in investing activities for the nine months ended September 30, 2001 was $34.8 million compared to $30.6 million for the nine months ended September 30, 2000. The cash used in investing activities for the nine months ended September 30, 2001 was primarily due to the acquisition consideration paid for the ServiceAdvantage earn-out of $12.9 million and a German staffing acquisition of $943,000, the payment of $9.5 million in transaction expenses on the sale of the U.S. and European aviation and facility services businesses, and additions to property and equipment of $11.5 million. The use of cash for investing activities for the nine months ended September 30, 2000 was principally a result of acquisition consideration paid for a UK staffing business and additions to property and equipment. Cash provided by financing activities for the nine months ended September 30, 2001 was $29.5 million compared to $19.0 million for the nine months ended September 30, 2000. During these periods, net borrowings under the credit facility were offset by the Company's share repurchase program. The Company repurchased 260,000 shares of its common stock in the nine months ended September 30, 2001 for $2.3 million. The Company repurchased 1,898,100 shares of its common stock in the nine months ended September 30, 2000 for $17.5 million.

Capital expenditures were $11.5 million and $15.0 million for the nine months ended September 30, 2001 and 2000, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of AHL's marketing services business' facilities and computer systems. AHL's capital expenditures for 2002 are expected to be approximately $6 million.

The Company's credit facility allowed the Company to repurchase up to $20.0 million of its common stock. During the nine months ended September 30, 2001, the Company repurchased 260,000 shares for $2.3 million and completed the $20.0 million share repurchase program. On August 6, 2001, the Company amended its credit facility to reduce the aggregate commitment from its lenders to $125.0 million (from $201.3 million) and to adjust certain financial covenants and interest rate margins. Amounts outstanding under the credit facility are due upon the expiration of the amended agreement on April 15, 2002.

As of September 30, 2001, the Company was not in compliance with certain of these financial covenants and, as a result of the changes in the composition of the board of directors, was not in compliance with the change of control covenant. This could result in the credit facility being called prior to April 15, 2002. The Company is seeking a waiver from its bank group with respect to the non-compliance with these covenants and is in discussions with bank representatives participating in its credit facility to restructure these covenants.

Management's plans with regard to the repayment of the credit facility are as follows:

    - The Company expects to use the net proceeds from the projected sale of the European specialized staffing business to reduce the outstanding balance of the credit facility.

    - The Company is considering issuing redeemable preferred stock to strategic investors in order to raise $25 to $35 million in cash, which would be used to reduce the outstanding balance of the credit facility.

If these actions are not completed by April 15, 2002, or do not fully repay the outstanding balance of the credit facility, the Company will either attempt to extend the current credit facility or renegotiate a new agreement with a syndicate of lenders. There can be no assurance that such new financing will be available on terms the Company finds acceptable or at all, or that management will be able to restructure the credit facility. In the event that the Company is unable to sell the European specialized staffing businesses, obtain such additional financing, restructure the credit facility, or be successful at raising additional capital, the Company may be required to resort to selling additional assets. If the Company cannot restructure the credit facility, there will be a material adverse effect on the financial condition of the Company, to the extent that a restructuring, sale or liquidation of the Company will be required in whole or in part. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should these actions be required.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

AHL's discontinued European specialized staffing operation's revenues are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the Euro/German mark), with a significant amount of operating income being derived from operations in the United Kingdom and Germany. For the nine months ended September 30, 2001 and 2000, these foreign operations, which have been classified as discontinued operations, generated ($30.8) million and $11.7 million of operating income (loss) as compared to operating income (loss) of ($41.2) million and $8.3 million being generated by AHL's U.S. based continuing operations, respectively. The denomination of foreign subsidiaries' account balances in their local currency exposes AHL to certain foreign exchange rate risks. AHL addresses the exposure by financing most working capital needs in the applicable foreign currencies. AHL has not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates. Foreign currency transaction exposure is insignificant as most transactions of AHL's foreign subsidiaries are functional currency denominated.

INTEREST RATE RISK

The Company maintains a credit facility and an interest rate swap agreement which subjects the Company to the risk of loss associated with movements in market interest rates. The Company's credit facility had a balance outstanding at September 30, 2001, of $98.3 million, which was at a variable rate of interest. In order to hedge against increasing European interest rates, effective October 6, 1998, the Company entered into a four-year interest rate swap agreement in the notional amount of $30.0 million to offset a portion of the floating interest rate risk. On May 14, 1999, this swap agreement was replaced with a three-year interest rate swap agreement with a notional amount of approximately $45.0 million. On January 31, 2000, the Company entered into an additional interest rate swap agreement in the notional amount of approximately $15.0 million. On November 1, 2000, these interest rate swap agreements were replaced with a one-year agreement in the notional amount of Euro 61.6 million at a fixed rate of 4.63% plus the applicable margin. The fair value of the interest rate swap agreement at September 30, 2001, was not material. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long-term debt of approximately $544,000. Fair values were determined from discounted cash flows.

PART II - OTHER INFORMATION AND SIGNATURE

ITEM 5. - OTHER INFORMATION

REALIGNMENT OF BOARD AND EXECUTIVE MANAGEMENT TEAM.

In order to better position its core marketing support services businesses for growth, and to ensure that its leadership is in line with its financial and operational goals, on October 1, 2001, AHL appointed A. Clayton Perfall as chief executive officer. Mr. Perfall succeeded Edwin R. Mellett. Prior to his appointment, Mr. Perfall spent four years as the chief financial officer and a director of Snyder Communications, Inc., an international marketing company and one of the world's largest providers of marketing services to Fortune 500 companies. While there, he led all capital markets activities of the company, including the execution of the company's acquisition strategy. During his tenure, Snyder Communications grew revenues from $83 million to almost $1 billion; completed more than 50 strategic acquisitions; and created industry-leading agencies in direct marketing, sales promotion, pharmaceutical sales and traditional advertising. Snyder Communications was sold to Havas Advertising for $2.2 billion in September of 2000. The Board of Directors also announced that Frank A. Argenbright, the founder of the Company, was appointed Chairman of the Board and that Mr. Perfall would also join the Board of Directors.

On November 1, 2001, the Company announced the initiation of a search for independent directors and a new chief financial officer after accepting the resignations of four directors: former chief executive officer Edwin R. Mellett, president and chief operating officer of marketing services Thomas J. Marano, chief financial officer Ronald J. Domanico and independent director Robert F. McCullough. Furthermore, the Company and Mr. Marano have agreed to allow Mr. Marano's contract with the Company to expire on December 31, 2001. Mr. Domanico has committed to working with Mr. Perfall and the Board through the end of January 2002.

On November 8, 2001, the Company announced the appointment of Wyck A. Knox and Bill W. Shoptaw to its Board of Directors. Mr. Knox, 61, is a partner and chairman of the executive committee of Kilpatrick Stockton LLP, a full service corporate law firm. He currently serves as a director for such companies as AGL Resources, Inc. and Thompson Oak Flooring Co. Mr. Shoptaw, 54, is the founder and Chief Executive Officer of The Shoptaw Group, LLC, a real estate investment management company specializing in the ownership and management of properties throughout the Southeastern and Midwestern United States.

As of November 13, 2001, the directors of AHL were Frank A. Argenbright, Jr., A. Clayton Perfall, Edwin C. "Skip" Gage, Wyck A. Knox, Bill W. Shoptaw and John W. Ward. The Company is seeking one additional independent, outside director to restore the board to a total of seven members.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

                           Exhibit
                           Number                    Description
                           ------                    -----------
                           10.1       Employment Agreement between AHL
                                      Services, Inc. and A. Clayton Perfall
                                      dated as of October 1, 2001

                           10.2       Severance Agreement between AHL
                                      Services  and  Edwin  R.  Mellett   dated
                                      October 31, 2001.

                           10.3       Settlement Agreement between AHL
                                      Services, Inc. and Frank A. Argenbright,
                                      Jr., dated September 30, 2001.

                            10.4      Severance and Separation letter between
                                      AHL Services, Inc. and Ronald J.
                                      Domanico dated October 30, 2001.

                            10.5      Separation    Agreement    between    AHL
                                      Services and Thomas J. Marano dated
                                      November 2, 2001.

                             11       Computation of Earnings Per Share

    (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AHL SERVICES, INC. (REGISTRANT)


Date: November 14, 2001               By: /s/ Ronald J. Domanico
                                          -------------------------------------
                                           Ronald J. Domanico
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal financial and accounting
                                           officer)