Form 10-K
period 2001-12-31
AHL SERVICES INC
filed 2002-04-16
CIK 1030740

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934




                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 000-22195

                             ---------------------

                               AHL Services, Inc.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                       58-2277249
           (State of organization)                   (IRS Employer Identification No.)

                          1000 WILSON BLVD, SUITE 910
                              ARLINGTON, VA 22209
          (Address of Principal Executive Offices, including Zip Code)

                                 (703) 528-9688
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant (based upon the closing sale price on The Nasdaq Stock Market) on March 15, 2002 was approximately $15,643,000.

     As of March 15, 2002, there were 15,246,792 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 14, 2002 are incorporated by reference in
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AHL SERVICES, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
Item 4.1  Executive Officers of the Registrant........................    8

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   31
Item 8.   Financial Statements and Supplementary Data.................   32
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   32

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   32
Item 11.  Executive Compensation......................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   32
Item 13.  Certain Relationships and Related Transactions..............   32

                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   33
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................  F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     AHL Services, Inc. ("AHL"), headquartered in Arlington, Virginia, is a leading provider of outsourced marketing services. Our integrated marketing execution solutions enhance the effectiveness and efficiency of many of the world's most respected marketing companies. We deliver programs developed by manufacturers, retailers, service providers and advertising agencies, and are active in both business-to-consumer and business-to-business arenas. Our strategic offerings include integrated product, promotional and point-of-sale fulfillment and distribution; information management and business intelligence; customer relationship management; and in-store merchandising. Our successful delivery of these product offerings has enabled us to establish long-term client relationships with many of the largest companies in the world, with partnerships extending over several decades. Clients span a range of Global 500 companies including major enterprises in the automotive, consumer products, entertainment, retail and technology sectors.

     AHL experienced significant organizational changes in 2001. Our continuing operations, which are comprised of our marketing services businesses, conducted a significant restructuring in order to position the operations for internal growth. Historically, we also have operated specialized staffing businesses in the United Kingdom and Germany. On March 19, 2002, we sold our United Kingdom specialized staffing services business for $29.5 million in cash. We are currently in the process of divesting our German staffing business. Upon the completion of this divestiture, our operations will be focused solely on outsourced marketing services.

     Our marketing services are performed by two divisions: Gage Marketing Services ("Gage") and ServiceAdvantage. Gage provides trade fulfillment services, consumer fulfillment services and customer contact management services. Gage has fulfillment centers located in Detroit, Michigan; Minneapolis, Minnesota; Kankakee, Illinois; Los Angeles, California; and Juarez, Mexico. Gage's customer service centers are located in both the United States and Canada. Our ServiceAdvantage division provides retail merchandising services across the United States through a network of field offices, with sales offices in Minneapolis, Minnesota; Troy, Michigan; Bentonville, Arkansas; and Taylorville, Illinois.

     AHL Services, Inc. was incorporated in Georgia in 1997. We recently moved our corporate headquarters from Atlanta, Georgia to Arlington, Virginia. Our corporate headquarters are located at 1000 Wilson Boulevard, Suite 910, Arlington, Virginia 22209. Our telephone number is (703) 528-9688.

INDUSTRY OVERVIEW

     Marketing services includes a broad spectrum of activities that are required to implement a company's strategies and plans. Important segments of the marketing services industry include customer contact management, fulfillment, merchandising, direct mail, lead generation, Web design, database management and mining, continuity, loyalty, promotional and market research. The marketing services industry is large, with significant growth expected as companies place greater emphasis on retaining existing customers by appealing to them on a more personalized basis.

     We believe that a fundamental change is happening across marketing industries -- the move to customer centricity. Marketing has always been focused on the customer, but in the recent past has been hampered by the lack of customer specific information and slower than desired product development, delivery and execution. Explosive growth of the Internet and the introduction of sophisticated business intelligence applications have changed marketing at the most fundamental level. Technology-enabled change has moved marketing program focus from the generic masses to the individual.

     The move to one-on-one interactive marketing and real time delivery has forced many companies to look outside their own marketing divisions to augment, enhance and extend their marketing execution capabilities. There is increasing demand for customer contact management, on both the customer service side as well as through customer analytics and profiling. Fulfillment and merchandising are also in demand as companies accelerate product development and sales and marketing campaign cycles. Many companies are seeking seamless customer service, fulfillment and merchandising services to ensure every customer has access to products whether the 'store' is down the street or online.

STRATEGY

     AHL experienced significant organizational changes in 2001. Our continuing operations, which are comprised of our marketing services businesses, conducted a significant restructuring in order to position the operations for internal growth. On March 19, 2002, we sold our United Kingdom specialized staffing services business, and we are currently in the process of divesting our German staffing business. Upon the completion of this divestiture, our operations will be focused solely on outsourced marketing services. Our marketing services businesses hold a diverse repertoire of long-term clients. We expect to utilize our client base to grow our business in 2002. Specific strategies that are being pursued include:

     Restore Our Capital Base. Our first priority is to restore our capital base in order to begin execution on our growth strategy. The first step in restoring our capital base is the sale of the European specialized staffing businesses. The sale of the United Kingdom staffing business was completed on March 19, 2002, and we expect that we will complete the sale of the German staffing business in 2002. The proceeds from the sale of the staffing entities will be used to reduce our outstanding indebtedness. The proceeds from these sales will not be sufficient to create the platform necessary for us to execute upon our growth strategy, and therefore we intend to raise additional capital through the issuance of common or preferred debt or equity in 2002.

     Partner with Clients at a Higher Level within the Organization to Meet Their Marketing Needs. To drive this effort, we hired five sales and marketing vice presidents in early 2001. Each of these sales vice presidents is an expert in specific client industries. These industries include consumer products, retail, entertainment, automotive and technology. As a result of this investment, we have seen recent sales gains in several of these industries.

     Exploit Merchandising Market Opportunity. The retail merchandising market is fragmented with predominantly unsophisticated competitors. Most outsource merchandising companies are small, family operations that do not have the skills or resources to satisfy complex demands of Fortune 500 companies and large retailers. Furthermore, manufacturers' internal organizations are expensive, burdened with heavy overhead costs and subject to chronic downsizing as retailers continue to transfer costs and squeeze manufacturers' margins. Companies with internal merchandising groups are aligning with outsource partners to handle surge periods. As one of the largest merchandising suppliers with a guarantee of superior quality and execution, we believe we are well positioned to benefit from these market opportunities.

     Transform Merchandising Revenue Base and Build Continuity Business. Our primary initiatives in transforming our revenue base include (i) eliminating business with unprofitable projects and chronic slow payers; and (ii) building our revenue base around a premier client list. For 2002, we are focused on building a foundation for large continuity business. We will accomplish this objective by targeting in-house merchandising organizations and focusing on large premier clients. In addition, we will focus on converting one-time projects to a continuity-based business.

     Continue to Upgrade and Improve Facilities. We have invested significantly in new facilities over the past two years. The new trade fulfillment facility in Romulus, Michigan opened in February 2001. In October 2001, the new facility in Rogers, Minnesota opened. This facility allowed us to consolidate seven warehouses into one large 400,000 square feet facility, while increasing available capacity. In 2000, we expanded our customer service business by adding a new call center in Selkirk, Canada. This enables us to further utilize the efficient labor force available in Manitoba, Canada. In 2002, we will be exploring new facility options for our Minnesota-based consumer fulfillment operations, with the intent to upgrade facilities in 2003. We will also be looking to further expand our customer service business by adding another call center.

     Improve Merchandising Service Quality. We have begun several initiatives to improve our quality of merchandising service. Among these key initiatives are: (i) changes in merchandiser reporting and monitoring to allow us to guarantee 95% completion on time and 100% completion within 24 hours of commitment;

(ii) movement to Internet reporting in order to allow clients on-line access to store execution updates; and (iii) movement to merchandisers with Internet access which will allow faster and less costly communications with merchandisers.

     Develop and Enhance Information Technology Systems. We will continue to enhance our information technology systems in 2002. We intend to expand the Oracle based platform, Global Enterprise Management ("GEM"), across all trade fulfillment businesses and to the consumer fulfillment business. In April 2002, we will go live with the first client utilizing the consumer fulfillment GEM system. We continue to build customized Web sites for our trade fulfillment customers to enable order placement directly into the GEM system via the Web.

     Continue to Reduce Costs of Operations. We have begun several initiatives that will reduce our costs of operations. These initiatives include (i) increased application of technology throughout operations; (ii) standardization of technology platforms as discussed previously; (iii) focus on economies of scale and productivity gains; (iv) utilization of cross-business teams to develop and implement consistent procedures and measurements; and (v) measurement of performance against standards in each facility.

SERVICES PROVIDED

     We provide a comprehensive array of marketing execution services, enabling us to execute and administer complex, multifaceted marketing programs for our clients. These programs include the following:

  CONSUMER FULFILLMENT SERVICES

     Our consumer fulfillment division provides a link between our clients and their consumers through a broad range of marketing programs, including the execution of rebate and premium programs, sweepstakes and continuity marketing programs. We are one of the largest and best-recognized providers of these services in the United States.

     Consumer fulfillment is an important method of building loyalty for our client's customers, and we provide integrated programs that include customer database management, processing and fulfilling orders. Our execution and administration of consumer promotion programs and direct response fulfillment services typically involves:

     - set up of systems to meet client specific requirements and reports;

     - receiving consumer orders, via mail, telephone or the Internet;

     - processing the order for compliance and validation of materials submitted;

     - fulfilling the order by developing or selecting from inventory the refund, coupon, premium, sample or merchandise;

     - packing, labeling and shipping the order to the consumer;

     - reporting program results to the client, either by mail or electronically;

     - providing customer service regarding the product, promotion or order status; and

     - providing related data entry services, including information from warranty cards, credit cards and promotion media.

  TRADE FULFILLMENT SERVICES

     Our trade fulfillment division provides the link between our customers and their retail locations or business customers. Many corporations use our trade fulfillment services to distribute point-of-purchase displays, new product introduction literature, posters, banners, demonstration kits, signs, samples and other sales and marketing materials throughout extensive distribution and franchise networks. In providing these services, we:

     - receive, store, control and manage inventory owned by the client;

     - print and personalize trade materials;

     - manage and coordinate shipment of materials;

     - provide database management and information processing services; and

     - operate call centers to process requests for information.

     Our dedicated account teams respond quickly and efficiently to Internet, mail, fax and telephone orders. We provide 24/7 access with interactive voice response, electronic data interface, Internet and intranet access. Orders can be processed and shipped within 24 hours, with same day shipping for rush orders.

     We provide distribution services for companies seeking to maximize efficiency and speed to market. By acting as the hub for the entire distribution process, we can consolidate shipments for our clients. Our services include:

     - collecting and sorting of memoranda and informational mailings, training and support materials and other communications;

     - packaging and shipping the information; and

     - providing in-bound customer contact support to answer questions and solve problems for the client's trade channels.

  CUSTOMER CONTACT MANAGEMENT

     We provide customer service support for order processing and service inquiries in both business-to-consumer and business-to-business marketplaces. We provide highly customized inbound customer contact and help-care services utilizing state-of-the-art technology and processes. Transactions span the range of order processing to inquiries relating to billing, product information, product uses, product problems or concerns and client services. We have particular expertise in consumer electronics, publishing, retail and consumer products.

     Our experienced, well-trained professional customer service representatives provide quality customer service via the phone and the Internet, order entry, data capture and market research, sales and technical support, dealer locator, customer surveys and other linked services with 7-day, 24-hour availability. Our Canadian locations can also accommodate special projects and overflow services.

  RETAIL MERCHANDISING SERVICES

     We provide merchandising services to major consumer products manufacturers and large retail chains. Our retail merchandising division helps retailers and manufacturers ensure that in-store marketing plans are properly executed, product is properly displayed in the store and product remains available for purchase. We serve some of America's largest consumer product companies, such as The Gillette Company, The Scotts Company and SC Johnson. In addition, we provide these services within the largest retail stores, including Wal-Mart Stores, Inc., Target Corporation and Kmart Corporation.

     We provide a broad array of merchandising services on a national, regional, and local basis to manufacturers and retailers including merchandising and sales services primarily on behalf of consumer product manufacturers at mass merchandiser, drug and retail grocery stores. We provide two principal types of merchandising and sales services: dedicated continuity services and project services.

     Continuity Services. Continuity services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers. We can provide shared services for multiple manufacturers, including, in some cases, manufacturers whose products are in the same product category.

     Project Services. Project services consist primarily of specific in-store services initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services are used typically for large-scale implementations. We also perform other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, under shared service contracts or stand-alone project contracts.

     Our retail merchandising division provides a vital link between the manufacturers and the consumers to enable manufacturers to track promotional and product responses without being lost in a large superstore.

MANAGEMENT SYSTEMS

     Our internal management systems contribute significantly to our daily operations, financial performance and customer service. We have invested, and will continue to invest, resources in the development of systems to grow and support the business needs of our clients and to provide the internal infrastructure required to deliver real time processing.

     Our state-of-the-art marketing and sales support applications and related infrastructure provide the business with order entry and inventory control automation, organized distribution facilities, efficient out-bound logistics and valuable management database and reporting systems. Across all of our business lines, we have utilized technology to simplify, automate and integrate the administrative and management processes that serve our business units.

     We utilize an open-systems strategy providing for substantial portability, scalability and flexibility. Technology supports our capacity since growth can be readily and economically accommodated in the core businesses by adding hardware and/or software that is consistent with the information technology strategy.

     Our Global Enterprise Management ("GEM") system is a proprietary, web-enabled, real-time, order entry, inventory management, fulfillment and shipping system that is one of the most advanced in the industry. Our database systems are custom built on Oracle relational databases. The system allows rapid, accurate order execution and high levels of real time inventory management. The GEM framework is designed to be easily customized to implement client specific business rules.

     The order management capabilities include but are not limited to:

     - Partial Order and Back Order Shipments -- Allows processing and shipment of orders even if some individual items are temporarily out-of-stock (back ordered). Back ordered items automatically ship once the items are received.

     - Replacement Capability -- Automatically replaces backorder or expired items with another item that is in stock or not expired, as specified by the client.

     - Sophisticated Kitting Capability -- Supports dynamic replacement of components and complex kitting requirements.

     - Discontinued Inventory Notification -- Alerts the user when a discontinued item is ordered. This option allows items in stock to ship until the supply has been exhausted. Once the supply is exhausted, orders for these items can be automatically canceled and reported accordingly.

     - Item Valuation -- Allows for multiple inventory valuations. A fixed cost per item can be entered and periodically updated. A fixed sales price per item can also be entered and periodically updated.

     - Drop Ship Orders -- Drop ship orders are automatically forwarded to drop ship vendors electronically.

     - Order Confirmation -- Confirms orders as they are shipped in our system. Scanning confirmation is virtually instantaneous. Tracking is accomplished by using our web-based links into the carrier's web sites. This allows client tracking on a 24/7 basis.

CLIENTS

     We provided marketing services to over 150 clients in 2001, with our current client base consisting primarily of companies engaged in the automotive, consumer products, entertainment and retail industries. We generally enter into one to three year contracts with our clients, pursuant to which we agree to provide services for a fixed number of programs per year. The scope and magnitude of the programs are customized to the need of the client. In fiscal 2001, our ten largest clients accounted for approximately 40% of our revenue. Only one client, Ford Motor Company, accounted for greater than 10% of revenues. A few of our premier clients are:

- Ford Motor Company
- General Mills
- The Gillette Company
- H&R Block
- Kmart Corporation
- Levi Strauss & Co.
- Motorola
- Publishers Clearing House
- SC Johnson
- The Scotts Company
- Taco Bell
- Target Corporation

SALES AND MARKETING

     Our objective is to develop long-term relationships with existing and potential clients to become the preferred provider of outsourced marketing services. We target large corporations and institutions that have significant outsourcing needs, marketing our services to potential clients through senior management, field managers and our sales force. As part of our operating philosophy, we emphasize building and maintaining relationships with personnel at various levels of our clients' organizations, including relationships with both senior executives and operating personnel.

     The force behind our sales and marketing strategy is market penetration through a vertical sales force and focused business unit sales forces. We have developed a sales and marketing infrastructure by marketing category. The following table details our vertical market structure and the percentage of total sales for each category.

                                                              2001   2000   1999
                                                              ----   ----   ----
Consumer products...........................................   31%    23%    22%
Retail......................................................   20%    22%    12%
Automotive..................................................   17%    14%    17%
Entertainment...............................................   15%    11%    17%
All other...................................................   17%    30%    32%
                                                              ---    ---    ---
          Total.............................................  100%   100%   100%
                                                              ===    ===    ===

     The vertical category focus gained several significant new clients during 2001, including Universal Studios and The Gillette Company. In addition to these significant additions, the vertical sales force created a strong platform to establish significant sales entering 2002. We will enter new vertical categories when opportunities fit within our growth strategies.

COMPETITION

     The outsourcing industry is extremely competitive and highly fragmented, with limited barriers to entry. Companies within the outsourcing industry compete on the basis of the quality of service provided, the range of services offered and price. We believe our competitive advantages include our reputation for providing high quality service and our ability to serve large clients. Many of our competitors offer a more limited range of services and focus on a few specific industries.

     We compete in national, regional and local markets with outsourcing companies, specialized contract service providers and in-house organizations that provide services to potential clients and third parties. Our principal national competitors include Harte-Hanks, Inc., Young America Corporation, DDS Distribution Services Ltd. and Spar Group, Inc.

EMPLOYEES

     At December 31, 2001, our marketing services operations had 10,202 employees, as detailed in the table below. We utilize contract employees obtained through agreements with independent employment agencies as business needs dictate. Approximately 7,800 of the non-exempt retail merchandising employees indicated below are part-time non-benefits eligible merchandisers. Approximately 150 employees in Michigan and Minnesota are represented under collective bargaining agreements expiring in 2003 and 2004, respectively. We consider our relations with our employees to be good.

                                                      NUMBER OF    NUMBER OF     TOTAL
                                                      NON-EXEMPT    EXEMPT     NUMBER OF
BUSINESS UNIT                                         EMPLOYEES    EMPLOYEES   EMPLOYEES
-------------                                         ----------   ---------   ---------
Consumer fulfillment................................      926         118        1,044
Trade fulfillment...................................      437         178          615
Customer contact management.........................      443          54          497
Retail merchandising................................    7,921          90        8,011
Corporate...........................................        1          34           35
                                                        -----         ---       ------
                                                        9,728         474       10,202
                                                        =====         ===       ======

EUROPEAN SPECIALIZED STAFFING OPERATIONS

     We currently own specialized staffing businesses in Germany. We divested our United Kingdom staffing business on March 19, 2002. We expect that the sale of the German staffing business will occur during 2002. The proceeds from those divestitures will be used to reduce outstanding indebtedness and position the Company for the growth and expansion of our marketing services offerings.

     Our specialized staffing businesses have a large base of skilled and semi-skilled workers assisting large, Global 500 clients primarily in the automotive, engineering, aeronautical, food, call center and consumer products industries. Our employees perform skilled, semi-skilled and customer service tasks. Examples of these workers include electricians, welders, plumbers and mechanics.

DIVESTITURES AND ABANDONMENTS

     On March 19, 2002, we sold our United Kingdom specialized staffing services business for $29.5 million in cash. We are also currently in the process of divesting our German staffing business. Deutsche Bank has been retained as our advisors and discussions are underway with potential acquirers of the German staffing business. We intend to complete this divestiture during the first half of 2002. On December 29, 2000, we sold our U.S. and European aviation and facility services businesses, for $185 million in cash to Securicor plc. ("Securicor"), a business services company headquartered in the United Kingdom. On October 13, 2000, we sold the assets of our U.S. specialized staffing business to an investor group led by the President of our Baltimore staffing operation for $22.5 million. On December 28, 2000, we made the decision to abandon operations of our store set-up business unit, formerly called PIMMS. On June 30, 1999, we sold our United Kingdom bus transportation business to National Express Group PLC.

ACQUISITIONS

     Since 1997, we have completed five acquisitions of marketing services businesses. In December 1999, we acquired ServiceAdvantage, headquartered in Taylorville, Illinois for $19.9 million. In September 1999, we acquired CDI, headquartered in Minneapolis, Minnesota for $5.2 million. CDI has since been integrated into the consumer fulfillment division of Gage Marketing Services ("Gage"). In April 1999, we acquired PIMMS, headquartered in Minneapolis, Minnesota for $65.0 million. PIMMS was subsequently closed in late 2000, with operations ceasing in the first quarter of 2001. In July 1998, we acquired Gage Marketing Services for $81.1 million. The Gage businesses included the consumer fulfillment, trade fulfillment and customer service divisions. In October 1997, we acquired RightSide Up for $16.5 million. RightSide Up has since been combined into the trade fulfillment division of Gage. These acquisitions were financed with borrowings under our bank revolving Credit Facility (the "Credit Facility") and proceeds from our follow-on public offering in January 1999.

ITEM 2.  PROPERTIES

     Our executive headquarters were relocated to Arlington, Virginia in late 2001. We lease 4,400 square feet for our executive offices under an operating lease expiring in December 2003. In addition, our administrative offices are located in Plymouth, Minnesota in leased facilities expiring in May 2004. The lease on the former executive headquarters in Atlanta, Georgia expires June 2003; in March 2002 we negotiated a sublease for the remaining term. At December 31, 2001, we have reserved $400,000 for the lease costs on the remaining term of the lease.

     We maintain 18 offices and facilities for marketing services in various metropolitan areas in North America as detailed in the table below. All properties are under operating leases, expiring from 2002 to 2016.

                               NUMBER OF                                               APPROXIMATE
                              FACILITIES/                                                SQUARE
BUSINESS UNIT                   OFFICES     LOCATIONS                                    FOOTAGE
-------------                 -----------   ---------                                  -----------
Consumer fulfillment               7        Maple Plain, MN; Kankakee, IL;                663,000
                                            Litchfield, MN; Loretto, MN; El Paso,
                                            TX; Juarez, Mexico; Howard Lake, MN
Trade fulfillment                  4        Romulus, MI (2); Rogers, MN;                1,165,000
                                            Van Nuys, CA
Customer contact management        4        Winnipeg and Selkirk, Manitoba, Canada;        74,000
                                            Plymouth, MN; Chicago, IL
Retail merchandising               3        Taylorville, IL; Troy, MI; Bentonville,        55,000
                                            AR

     Our German specialized staffing services business currently has 84 branches.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various routine litigation, disputes and claims in the ordinary course of business, primarily related to employee and customer contract issues. While unfavorable outcomes are possible, management is of the opinion that the resolution of these matters will not have a material effect on the results of operations or financial condition of AHL.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age, position and employment history for our executive officers as of April 1, 2002 is described below.

NAME                                    AGE   POSITION
----                                    ---   --------
A. Clayton Perfall....................  43    Chief Executive Officer
Heinz Stubblefield....................  44    Chief Financial Officer
Steven D. Anderson....................  44    Vice President of Finance and
                                              Secretary
Debra McCreight.......................  43    Vice President of Human Resources
Ernest Patterson......................  54    Chief Executive, European Operations

     A. Clayton Perfall was appointed Chief Executive Officer and director in October 2001. From January 2001 to September 2001, he was Chief Executive Officer of Convergence Holdings LLC, a private investment company. Mr. Perfall was Chief Financial Officer and a director of Snyder Communications, Inc., an international marketing company, from September 1996 to November 2000. Prior to that, he was with Arthur Andersen LLP for 15 years.

     Heinz Stubblefield was appointed Chief Financial Officer on April 1, 2002. Prior to joining AHL, Mr. Stubblefield served as Senior Vice President and Chief Financial Officer of XM Satellite Radio, Inc. since June 1998. From March 1996 to May 1998, he was Chief Financial Officer for WorldSpace International. From February 1993 to February 1996, Mr. Stubblefield was Corporate Controller for Next Software Corporation.

     Steven D. Anderson has been with AHL since we purchased Gage Marketing Services in July 1998. He served as Vice President and Controller prior to being promoted to Vice President of Finance in late 1999. Prior to joining AHL, Mr. Anderson spent six years with Gage Marketing Group. During his tenure with Gage Marketing Group, he held positions in operations management and finance with responsibility for various operations of the consumer fulfillment business, and all Gage finance functions.

     Debra McCreight has been with AHL since we purchased Gage Marketing Services in July 1998. Prior to joining AHL, she spent six years with Gage Marketing Group where Ms. McCreight was promoted from Director of Human Resources to Vice President of Human Resources.

     Ernest Patterson has been Chief Executive, European Operations of AHL since June 1997. From 1996 to 1997, Mr. Patterson was a Group Chief Executive Officer for National Express Group PLC. From 1990 to 1996, he was the Chief Executive Officer, Worldwide Distribution Services for B.E.T. PLC.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We completed our initial public offering on March 27, 1997 and, since that date, our common stock has traded on the Nasdaq National Market under the symbol "AHLS." The following table sets forth the high and low sales prices per share for the common stock, for the periods indicated, as reported by the Nasdaq National Market.

                                                               HIGH      LOW
                                                              -------   ------
2001:
  First Quarter.............................................  $11.500   $7.500
  Second Quarter............................................  $ 8.688   $6.016
  Third Quarter.............................................  $ 8.125   $1.600
  Fourth Quarter............................................  $ 3.130   $1.210
2000:
  First Quarter.............................................  $21.625   $8.875
  Second Quarter............................................  $10.313   $6.125
  Third Quarter.............................................  $ 9.625   $6.688
  Fourth Quarter............................................  $12.500   $6.750

     On March 15, 2002, the last sale price of our common stock as reported on the Nasdaq National Market was $2.27 per share, and there were 61 holders of record of our common stock.

DIVIDEND POLICY

     We have never paid any dividends on our common stock, and currently intend to retain all earnings to finance continued growth of our business for the forseeable future. The payment of any dividends will be at the discretion of our board of directors and will depend upon, among other things, results of operations, financial condition, Credit Facility terms, cash requirements and other factors deemed relevant by the board of directors. Under the terms of our current Credit Facility, we are prohibited from paying dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this report. The selected financial data presented below as of and for each of the fiscal years in the five-year period ended December 31, 2001, have been derived from our financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. Except as otherwise stated, all amounts represent continuing operations of AHL.

                                                   FISCAL YEAR ENDED DECEMBER 31, (1)
                                           ---------------------------------------------------
                                             2001        2000       1999     1998(2)   1997(3)
                                           ---------   --------   --------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues(4)............................  $ 141,329   $193,323   $156,447   $58,266   $ 1,155
  Income (loss) from continuing
     operations(4)(5)....................  $ (40,833)  $(47,618)  $  4,604   $ 1,604   $  (394)
  Income (loss) from discontinued
     operations..........................  $ (74,090)  $ 51,979   $ 14,990   $11,519   $ 6,813
  Extraordinary charges..................  $      --   $     --   $     --   $    --   $  (385)
  Net income (loss)......................  $(114,923)  $  4,361   $ 19,594   $13,123   $ 6,034
  Earnings (loss) per share:
  Income (loss) from continuing
     operations
     Basic...............................      (2.67)     (2.94)      0.27      0.12     (0.04)
     Diluted.............................      (2.67)     (2.94)      0.26      0.11     (0.04)
  Income (loss) from discontinued
     operations
     Basic...............................      (4.85)      3.21       0.87      0.83      0.64
     Diluted.............................      (4.85)      3.21       0.85      0.80      0.62
  Loss from extraordinary charges
     Basic...............................         --         --         --        --     (0.04)
     Diluted.............................         --         --         --        --     (0.03)
  Net income (loss)
     Basic...............................      (7.52)      0.27       1.14      0.95      0.56
     Diluted.............................      (7.52)      0.27       1.11      0.91      0.55
  Shares used in calculation of earnings
     (loss) per share:
     Basic...............................     15,283     16,181     17,173    13,820    10,707
     Diluted.............................     15,283     16,181     17,710    14,419    10,960

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                             2001       2000       1999       1998      1997
                                           --------   --------   --------   --------   -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Total assets...........................  $239,722   $326,900   $467,383   $298,776   $96,540
  Long-term debt, net of current
     portion.............................    77,114     68,016    216,148    169,338     3,495
  Shareholders' equity...................    90,911    207,994    221,298    105,688    74,531

---------------

(1) Our United States operations' fiscal year ends on the last Friday in December. Fiscal years 2001, 2000, 1998, and 1997 consist of 52 weeks. Fiscal year 1999 consists of 53 weeks.

(2) Reported results from continuing operations for fiscal 1998 includes the operations of Gage Marketing Services from its acquisition date of July 1998 through the end of the fiscal year.

(3) Reported results from continuing operations for fiscal 1997 consists of the operations of RightSide Up from its acquisition date of October 1997 through the end of the fiscal year.

(4) Reported results from continuing operations include the marketing services businesses and the abandoned PIMMS store set-up business which closed operations on March 16, 2001. Revenues from PIMMS were $918,000, $36.6 million and $36.3 million for fiscal years 2001, 2000, and 1999, respectively. Income (loss) from continuing operations from the PIMMS business was $(1.5) million, $(49.3) million, and $1.9 million for fiscal years 2001, 2000 and 1999, respectively.

(5) Fiscal 2001 loss from continuing operations includes $37.5 million in non-recurring charges as further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

OVERVIEW

     AHL Services, Inc. is a leading provider of outsourced marketing services. Our 1999 acquisition of Gage Marketing Services, which has been in the marketing services business for over 45 years, provided us with experienced personnel that have an understanding of the industry. Our integrated marketing execution solutions enhance the effectiveness and efficiency of many of the world's most respected marketing companies. We deliver programs developed by manufacturers, retailers, service providers and advertising agencies, and are active in both business-to-consumer and business-to-business arenas. Our strategic offerings include integrated product, promotional and point-of-sale fulfillment and distribution; information management and business intelligence; customer relationship management and in-store merchandising. Our successful delivery of these product offerings has enabled us to establish long-term client relationships with many of the largest companies in the world, with partnerships extending over several decades. Clients span a range of Global 500 companies including major enterprises in the automotive, consumer products, entertainment, retail and technology sectors.

     On March 19, 2002, we sold our United Kingdom specialized staffing services business for $29.5 million in cash. We are also currently in the process of divesting our German staffing business. Deutsche Bank has been retained as our advisors and discussions are underway with potential acquirers of the German staffing business. We intend to complete this divestiture during the first half of 2002. On December 29, 2000, we sold our U.S. and European aviation and facility services businesses for $185 million in cash to Securicor plc. ("Securicor"), a business services company headquartered in the United Kingdom. On October 13, 2000, we sold the assets of our U.S. specialized staffing business to an investor group led by the President of our Baltimore staffing operation for $22.5 million. On December 28, 2000, we made the decision to abandon operations of our store set-up business unit, formerly called PIMMS. On June 30, 1999, we sold our United Kingdom bus transportation business to National Express Group PLC.

RESULTS OF OPERATIONS

     We derive our revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of business services. Our fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. Our customer services businesses recognize revenue based on the number of calls and agents assigned, according to written pricing agreements. We recognize revenues as programs are completed, services are rendered and/or as products are shipped in accordance with the terms of the contracts. Some of the contracts include postage and other items purchased by us as an agent on behalf of our client. For these items, we record the net billings to our customers as revenue.

     Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers' compensation and other direct labor-related expenses.

     Field operating expenses represent primarily fixed expenses which directly support business operations, such as plant management, facility expenses (such as rent, utilities and communication costs), equipment leasing, maintenance, information technology expenses, sales, marketing, finance, human resources and divisional management.

     Corporate general and administrative expenses include the cost of the corporate management team and corporate, legal, audit and outside service fees incurred to support and manage our operations and facilities.

     The following table sets forth consolidated statements of operations data as a percentage of revenues for the periods indicated:

                                                          FISCAL YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                           2001        2000        1999
                                                          ------      ------      ------
Revenues...............................................   100.0%      100.0%      100.0%
Cost of services.......................................    45.7        47.7        46.7
                                                          -----       -----       -----
Gross margin...........................................    54.3        52.3        53.3
Operating expenses:
  Field operating......................................    59.7        48.2        39.1
  Corporate general and administrative.................    10.9         3.9         4.6
  Depreciation and amortization........................    11.8         5.0         3.8
  Impairment charges...................................      --        34.5          --
  Final PIMMS severance costs..........................     1.8          --          --
                                                          -----       -----       -----
Operating income (loss)................................   (29.9)      (39.3)        5.8
  Interest expense, net................................     3.1         1.7         1.0
                                                          -----       -----       -----
Income (loss) from continuing operations before income
  taxes................................................   (33.0)      (41.0)        4.8
  Income tax provision (benefit).......................    (4.1)      (16.4)        1.9
                                                          -----       -----       -----
Income (loss) from continuing operations...............   (28.9)      (24.6)        2.9
                                                          -----       -----       -----
Discontinued operations:
  Income (loss) from operations, net of taxes:
     U.S. and European specialized staffing services
       businesses......................................    (7.3)        4.9         5.8
     U.S. and European aviation and facility services
       businesses......................................      --        (3.0)        3.8
  Gain (loss) on sale of businesses, net of taxes:
     U.S. and European specialized staffing services
       businesses......................................   (39.1)       (0.9)         --
     U.S. and European aviation and facility services
       businesses......................................    (6.0)       25.9          --
                                                          -----       -----       -----
Income (loss) from discontinued operations.............   (52.4)       26.9         9.6
                                                          -----       -----       -----
Net income (loss)......................................   (81.3)%       2.3%       12.5%
                                                          =====       =====       =====

  FISCAL 2001 COMPARED TO FISCAL 2000

     Reported continuing operating results for 2001 and 2000 include the marketing services businesses, as well as the PIMMS store set-up business which ceased operations during the first quarter of 2001. Discontinued operations for 2001 include the European specialized staffing business. Discontinued operations for 2000 include the divested U.S. and European aviation and facility services businesses and the U.S. and European specialized staffing services businesses.

     Revenues. Revenues decreased $52.0 million, or 27%, to $141.3 million for fiscal 2001 from $193.3 million for fiscal 2000. Revenues for fiscal 2001 and 2000 included $918,000 and $36.6 million, respectively, for the abandoned PIMMS operation. Excluding PIMMS, revenues for fiscal 2001 decreased $16.3 million, or 10%. Compared to fiscal 2000, revenues for fiscal 2001 were negatively impacted by three large one-time marketing promotion projects for three consumer product customers which were completed in May 2000. Sales were also negatively impacted by the decline in e-business, the effect of the slow-down in the economy on our customers and the reduction in services outsourced by a major retailer to our merchandising services division.

     Cost of Services. Cost of services decreased $27.6 million, or 30%, to $64.6 million for fiscal 2001 from $92.2 million for fiscal 2000. Cost of services for fiscal 2001 and 2000 included $389,000 and $24.2 million, respectively, for the abandoned PIMMS operation. Excluding PIMMS, costs of services decreased $3.8 million, or 6%. As a percentage of revenues, excluding PIMMS, cost of services increased to 45.8% for fiscal 2001 from 43.4% for fiscal 2000. This increase was due primarily to changes in business mix and the reduction in services outsourced by a major retailer to our merchandising services division, replaced by smaller projects at several retailers.

     Gross Margin. Gross margin decreased $24.5 million, or 24%, to $76.7 million for fiscal 2001 from $101.2 million for fiscal 2000. Gross margin for fiscal 2001 included $529,000 from the abandoned PIMMS operation, while gross margin for 2000 included $12.5 million for the abandoned PIMMS operation. Excluding PIMMS, gross margin decreased $12.5 million, or 14%, and as a percentage of revenues, gross margin decreased to 54.2% for fiscal 2001 from 56.6% for fiscal 2000, due to the reasons discussed above.

     Field Operating Expenses. Field operating expenses decreased $8.9 million, or 10%, to $84.3 million for fiscal 2001 from $93.2 million for fiscal 2000. Field operating expenses for fiscal 2001 and fiscal 2000 included $529,000 and $25.1 million, respectively, for the abandoned PIMMS operations. Due to the difficult economic environment, we performed a strategic review of operations in the third and fourth quarters of 2001, and recorded charges to field operating expenses of $15.8 million, consisting of $4.4 million for estimated uncollectible accounts receivable; $3.8 million for the estimated costs of buying out unattractive or redundant leases; $2.9 million for workers' compensation claims, legal and other expenses related to the abandoned PIMMS operation; and $4.7 million for severance, legal, bonus and other costs associated with the our efforts to streamline operations. In the fourth quarter of 2001, we recorded an additional charge of $2.9 million to reserve against an outstanding receivable for a customer in bankruptcy proceedings. Excluding the charges and PIMMS, field operating expenses decreased $3.0 million, or 4%, and as a percentage of revenues, field operating expenses increased to 46.3% for fiscal 2001 as compared to 43.5% for fiscal 2000, due to the decrease in revenue for 2001, an investment in new state-of-the-art facilities, the expansion of our customer contact operations, the expansion of our merchandising services national merchandiser infrastructure and the establishment of a vertical channel sales organization during 2001.

     Corporate General and Administrative. Corporate general and administrative expenses increased $7.9 million, or 105%, to $15.4 million for fiscal 2001 from $7.5 million for fiscal 2000. As part of the strategic review of operations during 2001, corporate general and administrative expenses for fiscal 2001 included charges of $10.9 million consisting of $3.7 million to adjust the note receivable balance due from the sale of our U.S. specialized staffing businesses to its estimated net realizable value; a charge of $3.8 million to expense various business development costs incurred which, based on the current economic environment, will not be realized; and charges of $2.6 million and $823,000 for severance costs for twelve employees and lease costs, respectively, incurred in conjunction with the closing of the Atlanta corporate offices. Excluding the charges and PIMMS, corporate general and administrative expense decreased $2.9 million, or 38%, and as a percentage of revenues, these expenses decreased to 3.3% for the fiscal 2001 as compared to 4.8% for fiscal 2000, due to cost reductions taken during 2001.

     Depreciation and Amortization. Depreciation and amortization increased $7.0 million, or 72%, to $16.7 million for fiscal 2001 from $9.7 million for fiscal 2000. Depreciation and amortization for fiscal 2000 included $2.2 million for the abandoned PIMMS operation. As part of the strategic review of operations during 2001, we recorded charges to depreciation and amortization expense of $7.9 million consisting of $4.4 million for various equipment and leasehold improvements at the facilities replaced during 2001 and $3.5 million for internally developed software which was replaced during 2001. Excluding the charges and the abandoned PIMMS operation, depreciation and amortization increased $1.2 million, or 17%, and as a percentage of revenues, depreciation and amortization increased to 6.2% for fiscal 2001 from 4.8% for fiscal 2000, primarily due to the additional amortization in 2001 related to the ServiceAdvantage acquisition earn-out of $12.9 million paid on January 2, 2001.

     Impairment Charges. Impairment and other related charges in fiscal 2000 represent certain costs related to the abandonment of the PIMMS operation. In December 2000, we committed to abandon operations of our PIMMS store set-up business unit, which we purchased in April 1999 for $65.0 million. A comprehensive strategic review of the unprofitable store set-up business indicated we had more attractive options and that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project driven than anticipated with increasing surge capacity requirements and difficult-to-forecast utilization rates. To become a profitable business would have required significant additional investment to develop geographic density and maintain a national infrastructure. We recorded $66.7 million in impairment and other related costs in December 2000, which included: a write-off of goodwill of $60.1 million; a write-off of assets, primarily computer systems which will no longer be utilized, of $2.6 million; severance paid during 2000 of $2.6 million; and the accrual for lease termination costs for the PIMMS facility of $1.4 million. In addition, we recorded, in field operating expenses, $12.8 million in working capital adjustments related to the abandoned PIMMS operations, primarily for disputed accounts receivable.

     Final PIMMS Severance Costs. Final PIMMS severance costs represent severance costs related to the abandonment of the PIMMS operation. We completed the closing of the PIMMS operation on March 16, 2001. We took a charge for the related severance expense of $2.5 million for 2001.

     Operating Loss. Operating loss was $42.2 million for fiscal 2001 as compared to $76.0 million for fiscal 2000. The operating loss for fiscal 2001 included charges of $37.5 million as discussed above and a $2.5 million charge for the abandoned PIMMS operation. The operating loss for fiscal 2000 included a loss of $81.6 million for the abandoned PIMMS operation. Excluding the charges and the abandoned PIMMS operation, operating loss was $2.3 million in fiscal 2001, as compared to operating income of $5.6 million in 2000. As a percentage of revenues, operating loss was 1.6% for fiscal 2001 as compared to operating income of 3.6% for fiscal 2000, primarily as a result of the decrease in gross margin and the investment in operating facilities as discussed above.

     Interest Expense, Net. Interest expense, net, represents the interest on our outstanding debt allocated to the continuing operations. Net interest expense increased $1.0 million, or 31%, to $4.4 million for fiscal 2001 from $3.4 million for fiscal 2000, primarily due to the interest related to the debt incurred for the payment of the ServiceAdvantage acquisition earn-out in January 2001 and our stock repurchase program. As a percentage of revenues, excluding the abandoned PIMMS operation, net interest expense was 3.1% for fiscal 2001 as compared to 1.7% for fiscal 2000.

     Income Tax Benefit. Income tax benefit decreased $26.0 million to $5.7 million for fiscal 2001 from $31.7 million for fiscal 2000. We provided for income taxes at an annual rate of 36.0% in 2001, reduced by a valuation allowance for all tax benefits in excess of net operating loss carry-backs. We provided for income taxes at a rate of 40% for fiscal 2000.

  Discontinued Operations

     On March 19, 2002, we sold our United Kingdom specialized staffing services business. As announced on July 20, 2001, we intend to divest our German specialized staffing business in 2002. On December 29, 2000, we sold our U.S. and European aviation and facility services businesses. On October 13, 2000, we sold the assets of our U.S. specialized staffing business. In accordance with the provisions of Accounting Principles Board Opinion No. 30, we have reflected the results of our U.S. and European aviation and facility services businesses and our U.S. and European specialized staffing businesses as discontinued operations in the consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations as a single line segregated from the assets and liabilities of continuing operations, and the earnings of these businesses as single line items segregated from the results of continuing operations.

     Income (Loss) from Discontinued Operations -- U.S. and European Specialized Staffing Services Businesses. Revenues were $227.9 million and $217.3 million for fiscal 2001 and 2000, respectively, for the European specialized staffing businesses and $41.0 million for fiscal 2000 for the U.S. specialized staffing business. The loss from discontinued operations of $10.3 million for fiscal 2001 is net of the applicable interest expense of $2.9 million and income tax provision of $1.1 million. Income from discontinued operations of $9.5 million for fiscal 2000 include the results of operations of $7.1 million and $2.4 million, respectively, for the European specialized staffing businesses and the U.S. specialized staffing business, net of the applicable interest expense of $4.4 million and income tax provision of $7.0 million, respectively. The loss from discontinued operations for fiscal 2001 was due to the structuring costs associated with positioning the European specialized staffing business for sale, the strength of the U.S. dollar, and an investment in new branch openings in 2001.

     Loss from Discontinued Operations -- U.S. and European Aviation and Facility Services Businesses. Revenues from these businesses were $448.7 million for fiscal 2000. The loss from discontinued operations of $5.8 million for fiscal 2000 was net of the applicable interest expense of $10.9 million and income tax benefit of $3.8 million.

     Loss on Sale of Businesses -- U.S. and European Specialized Staffing Services Businesses. On July 20, 2001, we announced, as part of the strategic transformation of the business, our intention to divest the European specialized staffing services business. After a comprehensive review of the business by Deutsche Bank, and due to current economic and capital market conditions, we adjusted the net basis of the European specialized staffing services business in the third quarter of 2001 to approximately $92.0 million, taking a charge of $25.0 million. On March 19, 2002, we sold our United Kingdom specialized staffing services business for $29.5 million in cash. We recorded a charge of $9.4 million in the fourth quarter of 2001 to reduce the net assets of the UK business to their realizable value. We are in discussions with potential acquirers of the German staffing business. Based on current negotiations, and concurrent with the $9.4 million charge taken in the fourth quarter of 2001 for the UK business, we recorded an additional charge of $20.8 million related to the impairment of goodwill on the German business. We recorded a tax valuation allowance equal to the full amount of the tax benefit of this charge as the ultimate realization of these net operating loss carry-forwards is not assured. On October 13, 2000, we sold the assets of our U.S. specialized staffing business to an investor group led by the President of AHL's Baltimore staffing operation for $22.5 million, which included notes receivable from the purchaser of $9.5 million, resulting in a loss of $1.7 million, net of tax benefit of $1.2 million.

     Gain (Loss) on Sale of Businesses -- U.S. and European Aviation and Facility Services Businesses. On December 29, 2000, we sold our U.S. and European aviation and facility services businesses for $185 million in cash to Securicor plc. The sale resulted in a gain of $50.0 million, net of taxes of $30.1 million, on a net book value of assets and liabilities of $82.7 million, less disposal and transaction costs of $12.2 million and less a reserve for a possible downward purchase price adjustment of $10.0 million. The sale price for the U.S. and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital. On April 12, 2002, we entered into a definitive settlement agreement with Securicor pursuant to which we agreed to pay Securicor $13.0 million with respect to the adjustments. Securicor also released us from all pending and potential indemnity claims related to the sale of the U.S. and European aviation and facility services businesses, with limited exceptions. In connection with the settlement, we agreed to pay Mr. Frank Argenbright, the Chairman of our board of directors, $5.0 million. Mr. Argenbright entered into his settlement agreement on April 12, 2002, simultaneously with our execution of a settlement agreement with Securicor. At December 31, 2000, we had recorded a total of $12.8 million for the settlement, with $10.0 million classified as a settlement obligation in the accompanying consolidated balance sheets, and an additional $2.8 million in accrued expenses for the closing date working capital adjustment. In 2001, we recorded an additional reserve of $5.2 million to accrue to the final settlement. In addition to the $18.0 million reserved for the settlement, in 2001 we expensed $4.3 million for various costs related to the sale, including $2.0 million paid to Mr. Argenbright in satisfaction and termination of his performance bonus agreement, $1.0 million in estimated legal fees and $1.3 million in working capital adjustments. We recorded a related tax benefit of $974,000.

  Net Income (Loss)

     Net income (loss) decreased $119.3 million to a loss of $(114.9) million for fiscal 2001 as compared to income of $4.4 million for fiscal 2000 due to the reasons discussed above.

  FISCAL 2000 COMPARED TO FISCAL 1999

     Reported continuing operating results include the marketing services businesses, as well as the PIMMS store set-up business. Discontinued operations include the U.S. and European divested aviation and facility services businesses and the U.S. and European specialized staffing services businesses.

     Revenues. Revenues increased $36.9 million, or 24%, to $193.3 million for fiscal 2000 from $156.4 million for fiscal 1999. Revenues for fiscal 2000 and 1999 included $36.6 million and $36.3 million, respectively, for the abandoned PIMMS operation. Excluding PIMMS, revenues for fiscal 2000 increased $36.6 million, or 30%. The increase was due primarily to fiscal 2000 having a full year of revenues from our ServiceAdvantage business, which was acquired in December 1999. In addition, in fiscal 2000 there was strong growth in our customer service and consumer fulfillment services.

     Cost of Services. Cost of services increased $19.1 million, or 26%, to $92.2 million for fiscal 2000 from $73.1 million for fiscal 1999. Cost of services for fiscal 2000 and 1999 included $24.2 million and $22.1 million, respectively, for the abandoned PIMMS operation. Excluding PIMMS, costs of services increased $17.0 million, or 33%. The increase is a result of fiscal 2000 including a full year of expenses from the ServiceAdvantage acquisition. As a percentage of revenues, excluding PIMMS, cost of services increased to 43.4% for fiscal 2000 from 42.5% for fiscal 1999.

     Gross Margin. Gross margin increased $17.8 million, or 21%, to $101.2 million for fiscal 2000 from $83.4 million for fiscal 1999. Gross margin for fiscal 2000 and 1999 included $12.5 million and $14.3 million, respectively, for the abandoned PIMMS operation. Excluding PIMMS, gross margin increased $19.6 million, or 28%. The full year of operating results from ServiceAdvantage was the primary contributor in the gross margin increase. As a percentage of revenues, excluding PIMMS, gross margin decreased to 56.6% for fiscal 2000 from 57.5% for fiscal 1999. This change was due to the addition of our ServiceAdvantage division, which has historically experienced lower margins.

     Field Operating Expenses. Field operating expenses increased $32.1 million, or 53%, to $93.2 million for fiscal 2000 from $61.1 million for fiscal 1999. Field operating expenses for fiscal 2000 and 1999 included $25.1 million and $9.1 million, respectively, for the abandoned PIMMS operation. The expense for fiscal 2000 includes $12.8 million in working capital adjustments primarily for disputed accounts receivable related to the decision to abandon the PIMMS operation in December 2000. Excluding PIMMS, field operating expenses increased $16.1 million, or 31%. The increase between years is a result of fiscal 2000 including a full year of expenses from the ServiceAdvantage acquisition. As a percentage of revenues, excluding PIMMS, field operating expenses remained consistent at 43.5% for fiscal 2000 as compared to 43.3% for fiscal 1999.

     Corporate General and Administrative. Corporate general and administrative expenses increased $414,000 or 6%, to $7.5 million for fiscal 2000 from $7.1 million for fiscal 1999. As a percentage of revenues, excluding the abandoned PIMMS operation, these expenses decreased to 4.8% for fiscal 2000 from 5.9% for fiscal 1999, due to better leveraging of corporate personnel.

     Depreciation and Amortization. Depreciation and amortization increased $3.7 million, or 62%, to $9.7 million for fiscal 2000 from $6.0 million for fiscal 1999. Depreciation and amortization for fiscal 2000 and 1999 included $2.2 million and $1.5 million, respectively, for the abandoned PIMMS operation. Excluding PIMMS, depreciation and amortization increased $3.0 million, or 67%. The increase is a result of fiscal 2000 including a full year of amortization of goodwill and other intangibles from our acquisitions of ServiceAdvantage and CDI, which were purchased during 1999. As a percentage of revenues, excluding PIMMS, depreciation and amortization were 4.8% for fiscal 2000 and 3.7% for fiscal 1999.

     Impairment Charges. Impairment and other related charges represent certain costs related to the abandonment of the PIMMS operation in fiscal 2000. In December 2000, we committed to abandon operations of our store set-up business unit, formerly called PIMMS, which we purchased in April 1999, for $65.0 million. A comprehensive strategic review of the unprofitable store set-up business indicated we had more attractive options and that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project driven than anticipated with increasing surge capacity requirements and difficult-to-forecast utilization rates. To become a profitable business would have required significant additional investment to develop geographic density and maintain a national infrastructure. We recorded $66.7 million in impairment and other related costs in December 2000, which included write-off of goodwill of $60.1 million, write-off of assets, primarily computer systems which will no longer be utilized, of $2.6 million, severance paid during 2000 of $2.6 million and the accrual for lease termination costs for the PIMMS facility of $1.4 million. In addition, we recorded, in field operating expenses, $12.8 million in working capital adjustments related to the abandoned PIMMS operations, primarily for disputed accounts receivable. We completed the closing of PIMMS on March 16, 2001, and took a final charge for the related severance expense of approximately $2.5 million in the first quarter of 2001.

     Operating Income (Loss). Operating income (loss) decreased $85.2 million to an operating loss of ($76.0) million for fiscal 2000 from operating income of $9.2 million for fiscal 1999. The operating loss for fiscal 2000 included an ($81.6) million loss for the abandoned PIMMS operation. Operating income for fiscal 1999 included $3.7 million for the abandoned PIMMS operation. Excluding PIMMS, operating income remained consistent between years. As a percentage of revenues, excluding PIMMS, operating income was 3.6% for fiscal 2000 as compared to 4.6% for fiscal 1999.

     Interest Expense, Net. Interest expense, net, represents the interest on the outstanding debt of the Company allocated to the continuing operations. Net interest expense increased $1.8 million, or 108%, to $3.4 million for fiscal 2000 from $1.6 for fiscal 1999. This increase was due to the increase in the outstanding debt balance in fiscal 2000 compared to fiscal 1999 due to the use of our Credit Facility to fund acquisitions, the repurchase of shares of our common stock in fiscal 2000 and the significant rise in interest rates in fiscal 2000 compared to fiscal 1999.

     Income Tax Provision (Benefit). Income tax provision (benefit) decreased $34.7 million to a benefit of ($31.7) million for fiscal 2000 from a provision of $3.0 million for fiscal 1999. The 2000 tax benefit resulted from the charges incurred in exiting the PIMMS operations. We provided income taxes at a rate of 40.0% for fiscal 2000 and 39.5% for fiscal 1999.

  Discontinued Operations

     On July 20, 2001, we announced our intention to divest the European specialized staffing business. On December 29, 2000, we sold our U.S. and European aviation and facility services businesses. On October 13, 2000, we sold the assets of our U.S. specialized staffing business. In accordance with the provisions of Accounting Principles Board Opinion No. 30, we have reflected the results of our U.S. and European aviation and facility services businesses and our U.S. and European specialized staffing businesses as discontinued operations in the consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations as a single line segregated from the assets and liabilities of continuing operations, and the earnings of these businesses as single line items segregated from the results of continuing operations.

     Income (Loss) from Discontinued Operations -- U.S. and European Specialized Staffing Services Businesses. Revenues from these businesses were $217.3 million and $165.5 million for fiscal 2000 and 1999, respectively, for the European specialized staffing businesses and $41.0 and $50.5 million for fiscal 2000 and 1999, respectively, for the U.S. specialized staffing business. Income from discontinued operations of $9.5 million and $9.1 million for fiscal 2000 and 1999, respectively, include operating income of $7.1 million and $7.3 million, respectively, for the European specialized staffing businesses and operating income of $2.4 million and $1.8 million, respectively, for the U.S. specialized staffing business. The results are net of the applicable interest expense of $4.4 million and $3.1 million, respectively, and income tax provision of $7.0 million and $5.9 million, respectively.

     Income (Loss) from Discontinued Operations -- U.S. and European Aviation and Facility Services Businesses. Revenues from these businesses were $448.7 million and $442.0 million for fiscal 2000 and fiscal 1999, respectively. Income
(loss) from discontinued operations of ($5.8) million and $5.9 million for fiscal 2000 and 1999, respectively, is net of the applicable interest expense of $10.9 million and $7.8 million, respectively, and income tax provision (benefit) of ($3.8) million and $3.9 million, respectively.

     Loss on Sale of Businesses -- U.S. Specialized Staffing Services Businesses. On October 13, 2000, we sold the assets of our U.S. specialized staffing business to an investor group led by the President of AHL's Baltimore staffing operation for $22.5 million, which included notes receivable from the purchaser of $9.5 million, resulting in a loss of $1.7 million, net of tax benefit of $1.2 million.

     Gain on Sale of Businesses -- U.S. and European Aviation and Facility Services Businesses. On December 29, 2000, we sold the U.S. and European aviation and facility services businesses for $185 million in cash to Securicor plc., a business services company headquartered in the United Kingdom. The final purchase price was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital. The sale resulted in a gain of $50.0 million, net of taxes of $30.1 million, on a net book value of assets and liabilities of $82.7 million, less disposal and transaction costs of $12.2 million and less a reserve for the possible downward purchase price adjustment of $10.0 million.

  Net Income

     Net income decreased $15.2 million, or 78%, to $4.4 million, or 2.3% of revenues, for fiscal 2000 from net income of $19.6 million, or 12.5% of revenues, for fiscal 1999. This decrease was a result of one-time gains and costs associated with our strategic transformation in the fourth quarter of 2000 in which we sold our U.S. specialized staffing business, sold our aviation and facility services businesses and abandoned operations of our PIMMS store set-up business.

DIVESTITURES AND ABANDONMENTS

  Discontinued Operations

     EUROPEAN SPECIALIZED STAFFING BUSINESSES

     On March 19, 2002, we sold our United Kingdom specialized staffing services business for $29.5 million in cash. Net of transaction costs of $2.7 million, the sale yielded $26.8 million of proceeds, which were used to reduce outstanding debt. We recorded a charge of $9.4 million in the fourth quarter of 2001 to reduce the net assets of the UK business to their realizable value.

     On July 20, 2001, we announced, as part of the strategic transformation of the business, our intention to divest the European specialized staffing services business. Deutsche Bank has been retained as our advisors and discussions are underway with potential acquirers of the German staffing business. After a comprehensive review of the business by Deutsche Bank, and due to current economic and capital market conditions, we adjusted the net basis of the European specialized staffing services business in the third quarter of 2001 to approximately $92.0 million, taking a charge of $25.0 million. Based on current negotiations, and concurrent with the $9.4 million charge taken in the fourth quarter of 2001 for the UK business, we recorded an additional charge of $20.8 million related to the impairment of goodwill on the German business. We intend to complete this divestiture during the first half of 2002. Net proceeds from the divestiture will be used to further reduce outstanding debt.

     U.S. AND EUROPEAN AVIATION AND FACILITY SERVICES BUSINESSES

     On December 29, 2000, we sold our U.S. and European aviation and facility services businesses for $185.0 million in cash to Securicor plc. ("Securicor"), a business services company headquartered in the United Kingdom. The sale resulted in a gain of $50.0 million, net of taxes of $30.1 million, on a net book value of assets and liabilities of $82.7 million, less disposal and transaction costs of $12.2 million and less a reserve for a possible downward purchase price adjustment of $10.0 million. Net after-tax proceeds were used to reduce debt. The sale price for the U.S. and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital.

     On April 12, 2002, we entered into a definitive settlement agreement with Securicor pursuant to which we agreed to pay Securicor $13.0 million with respect to the adjustments. Securicor also released us from all pending and potential indemnity claims related to the sale of the U.S. and European aviation and facility services businesses, with limited exceptions. In connection with the settlement, we agreed to pay to Mr. Frank Argenbright, the Chairman of our board of directors, $5.0 million.

     Our obligation to pay Securicor the $13.0 million settlement payment is evidenced by two secured, subordinated promissory notes in the amounts of $10.0 million and $3.0 million. Our obligation to pay the $13.0 million settlement payment matures in two installments. The first installment, in the amount of $9.0 million, matures on April 12, 2003; the remaining installment of $4.0 million matures on October 12, 2003. We may prepay the notes at any time without premium or penalty. If we pay $10.0 million of the settlement amount on or before October 12, 2002, Securicor is obligated to forgive the remaining $3.0 million. The notes are secured by a lien on substantially all of our assets and a lien on substantially all of the assets of our U.S. subsidiaries. Our obligation to pay the settlement amount, and the lien securing our obligation, is subordinate to our obligation to pay all amounts outstanding or due pursuant to our existing credit agreement and any substitute or replacement senior secured bank credit arrangement. The notes bear interest at a rate of 7% per annum. Interest on the notes will accrue and be added to the principal until we repay or refinance the amounts outstanding under our Credit Facility, at which time interest on the notes will be payable quarterly. Our obligation to pay Mr. Argenbright $5.0 million is unsecured and does not bear interest. The obligation matures on October 12, 2003. Our obligation to pay Mr. Argenbright is subject to our prior payment of all amounts owing to Securicor; however, if we repay $10.0 million of the amount we owe Securicor on or before October 12, 2002, then we have agreed, at the same time, to pay Mr. Argenbright $3.0 million of the amount we owe him.

     At December 31, 2000, we had recorded a total of $12.8 million for the final settlement, with $10.0 million classified as a settlement obligation in the accompanying consolidated balance sheets, and an additional $2.8 million in accrued expenses for the closing date working capital adjustment. In 2001, we recorded an additional reserve of $5.2 million to accrue to the final settlement. In addition to the $18.0 million reserved for the settlement, in 2001 we expensed $4.3 million for various costs related to the sale, including $2.0 million paid to Mr. Argenbright in satisfaction and termination of his performance bonus agreement, $1.0 million in estimated legal fees and $1.3 million in working capital adjustments.

     U.S. SPECIALIZED STAFFING SERVICES BUSINESS

     On October 13, 2000, we sold the assets of our U.S. specialized staffing business to an investor group led by the President of our Baltimore staffing operation for $22.5 million, which included notes receivable from the purchaser of $9.5 million, resulting in a loss of $1.7 million, net of tax benefit of $1.2 million. Due to the current economic downturn affecting the U.S. specialized staffing industry, in 2001 the term of the $2.0 million note receivable due in October 2001 was extended, and therefore has been reclassified as a non-current note receivable. Interest payments on the notes receivable have not been received since May 2001, and thus we have ceased accruing interest income. Management believes the notes receivable, as well as interest thereon, will ultimately be collected, however, such collection could be dependent upon the economic conditions impacting the U.S. specialized staffing industry and the borrower's ability to obtain additional capital. As a result, in 2001 we adjusted the net carrying value of the notes receivable balance to $5.0 million, taking an additional charge of $3.7 million recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the provisions of Accounting Principles Board Opinion No. 30, we have reflected the results of our U.S. and European aviation and facility services businesses and our U.S. and European specialized staffing businesses as discontinued operations in the accompanying consolidated balance sheets and statements of operations and cash flows. For all periods presented this presentation reflects the net assets of these operations as a single line segregated from the assets and liabilities of continuing operations, and the earnings of these businesses as single line items segregated from the results of continuing operations.

  Other Divestitures and Abandonments

     On December 28, 2000, we made the decision to abandon operations of our store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated we had more attractive options, and that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project-driven than anticipated with increasing surge capacity requirements and difficulties in forecasting utilization rates. To become a profitable business would have required significant additional investment to develop geographic density and maintain a national infrastructure. As a result of this decision, we recorded $66.7 million in impairment and other related costs in December 2000, including a write-off of goodwill of $60.1 million, a write down of assets, primarily computer systems which will no longer be utilized, of $2.6 million, severance costs paid during 2000 of $2.6 million and the accrual for lease termination costs for the PIMMS facility of $1.4 million. In addition, we recorded, in field operating expenses, $12.8 million in working capital adjustments related to the abandoned PIMMS operations, primarily for disputed accounts receivable. We completed the closing of the PIMMS business unit on March 16, 2001, and recorded a final charge for the related severance expense of approximately $2.5 million in 2001. The results of the PIMMS business are reflected within continuing operations from the date of acquisition, April 30, 1999, through the closing date in the accompanying consolidated financial statements.

     On June 30, 1999, we sold our United Kingdom bus transportation business to National Express Group PLC. The shuttle bus business generated approximately $6.0 million in revenues in 1998. As a result of this divestiture, we recorded a gain of approximately $400,000 in the year ended December 31, 1999 and assigned approximately $4.0 million in lease obligations to the purchaser.

QUARTERLY RESULTS AND SEASONALITY

     The following table sets forth consolidated statements of operations data for the four quarters of fiscal 2001 and 2000. This quarterly information is unaudited but has been prepared on a basis consistent with our audited consolidated financial statements presented elsewhere herein and, in our opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. Amounts for all periods reflect the U.S. and European specialized staffing services businesses and the U.S. and European aviation and facility services businesses as discontinued operations. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                         2001
                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  ---------   --------   -------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Revenues........................................   $37,873    $35,381      $ 32,791        $ 35,284
Gross margin....................................    20,322     19,734        18,087          18,559
Income (loss) from continuing operations........    (2,351)       107       (29,807)         (8,782)
Income (loss) from discontinued operations......     1,017     (1,042)      (40,810)        (33,255)
Net loss........................................    (1,334)      (935)      (70,617)        (42,037)
Earnings (loss) per share:(1)
Income (loss) from continuing operations
  Basic.........................................     (0.15)      0.01         (1.95)          (0.58)
  Diluted.......................................     (0.15)      0.01         (1.95)          (0.58)
Income (loss) from discontinued operations
  Basic.........................................      0.06      (0.07)        (2.68)          (2.18)
  Diluted.......................................      0.06      (0.07)        (2.68)          (2.18)
Net loss
  Basic.........................................     (0.09)     (0.06)        (4.63)          (2.76)
  Diluted.......................................     (0.09)     (0.06)        (4.63)          (2.76)

                                                                         2000
                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  ---------   --------   -------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Revenues........................................   $49,326    $49,149       $48,249        $ 46,599
Gross margin....................................    25,663     26,524        24,819          24,161
Income (loss) from continuing operations........        52      1,905         1,292         (50,867)
Income from discontinued operations.............       237      2,511         5,317          43,914
Net income (loss)...............................       289      4,416         6,609          (6,953)
Earnings (loss) per share:(1)
Income (loss) from continuing operations
  Basic.........................................      0.00       0.12          0.08           (3.28)
  Diluted.......................................      0.00       0.12          0.08           (3.28)
Income from discontinued operations
  Basic.........................................      0.02       0.15          0.34            2.83
  Diluted.......................................      0.02       0.15          0.34            2.83
Net income (loss)
  Basic.........................................      0.02       0.27          0.42           (0.45)
  Diluted.......................................      0.02       0.27          0.42           (0.45)

---------------

(1) The total of the four quarterly amounts for net earnings (loss) per share may not equal the net earnings (loss) per share for the year ended. Differences result from the use of a weighted average to compute the number of shares outstanding for each quarter and for the year.

     Although our operating results are not subject to seasonality, our quarterly revenues and profitability can be impacted by the timing of our clients' programs, the availability of client-provided merchandise to fulfill consumer requests or clients' decisions not to repeat specific marketing programs. Program timing can affect quarterly revenues and profitability because most of the marketing programs that we support are short in duration.

LIQUIDITY AND CAPITAL RESOURCES

  2001 TO 2000

     Cash used by operating activities of continuing operations was $145,000 for fiscal 2001, compared to cash provided by operating activities of continuing operations of $22.2 million for fiscal 2000. The decrease in cash was primarily due to the $48.5 million decrease in noncash charges for depreciation and amortization and impairment and other related charges from fiscal 2000 to 2001, offset by the decrease in the loss from continuing operations of $6.8 million from fiscal 2000 to 2001. In addition, changes in working capital provided operating cash from continuing operations of $14.8 million in fiscal 2001, compared to a use of operating cash from continuing operations of $4.6 million in fiscal 2000.

     Cash used in investing activities of continuing operations was $23.6 million for fiscal 2001, compared to $10.6 million for fiscal 2000. In fiscal 2001, we used $12.9 million in cash to pay the ServiceAdvantage earn-out. Purchases of property and equipment for continuing operations were $10.7 million in fiscal 2001 compared to $10.6 million in fiscal 2000.

     Cash provided by financing activities of continuing operations was $35.1 million for fiscal 2001, compared to cash used by financing activities of continuing operations of $161.5 million for fiscal 2000. For fiscal 2001, we received net borrowings under our Credit Facility of $38.4 million, offset by payment of expenses associated with amending the Credit Facility of $1.1 million. We repurchased 260,000 shares of common stock for $2.3 million. For fiscal 2000, we made net payments on our Credit Facility of $143.8 million and repurchased 1,920,600 shares of our common stock for $17.7 million.

  2000 TO 1999

     Cash provided by operating activities of continuing operations was $22.2 million for fiscal 2000, compared to $8.0 million for fiscal 1999. This increase in cash was primarily the result of a $16.2 million increase in income (loss) from continuing operations before depreciation and amortization and the noncash impairment charges on the abandonment of PIMMS.

     Cash used in investing activities of continuing operations for fiscal 2000 was $10.6 million, compared to $94.2 million for fiscal 1999. Investing activities from continuing operations in 2000 consisted solely of additions to property and equipment of $10.6 million. The use of cash for investing activities of $94.2 million in fiscal 1999 was principally a result of acquisition consideration paid and additions to property and equipment made during the period.

     Cash used in financing activities of continuing operations for fiscal 2000 was $161.5 million, compared to cash provided by financing activities of continuing operations of $147.5 million for fiscal 1999. We used the proceeds from the sale of our U.S. staffing services and aviation and facility services businesses to reduce our Credit Facility by $143.8 million in fiscal 2000. We repurchased 1,920,600 shares of our common stock in fiscal 2000 for $17.7 million. During the first quarter of 1999, we completed a follow-on public offering of our common stock. We issued 3,255,570 shares at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $95.6 million, of which we used a portion to repay a $10 million subordinated convertible debenture. The remaining $85.6 million was used to reduce the outstanding balance under the Credit Facility.

  CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $10.7 million, $10.6 million and $12.3 million in fiscal 2001, 2000 and 1999, respectively. In 2001 we moved into two large state-of-the-art facilities in Rogers, Minnesota and Romulus, Michigan. In conjunction with these relocations, we incurred capital expenditures for leasehold improvements and equipment at these facilities. As a result, our capital expenditures for 2002 are anticipated to be significantly lower than the last two fiscal years.

  INITIAL PUBLIC OFFERING

     We completed our initial public offering of common stock in March 1997, raising net proceeds of approximately $22.0 million. These proceeds were used to repay all outstanding amounts under our Credit Facility, to repurchase an outstanding warrant, and to retire other outstanding acquisition-related debt. We completed a follow-on public offering in October 1997, raising net proceeds of approximately $41.0 million. These proceeds were used to repay outstanding debt used to fund acquisitions of approximately $16.0 million, with the balance used for general corporate purposes, including working capital to support our growth and acquisitions. We completed another follow-on public offering in January 1999, raising net proceeds of approximately $95.6 million. These proceeds were used to reduce outstanding indebtedness.

  CREDIT FACILITY

     We obtain our working capital from borrowings pursuant to a Credit Facility with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. Our borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the assets of our operating subsidiaries.

     At December 31, 2001, we were not in compliance with a number of the covenants under the Credit Facility. On April 12, 2002, we reached agreement with our banks to amend the facility. The amendment eliminated the default, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount we are permitted to borrow, increased the interest rates that we are required to pay and modified our financial covenants. Under the amended agreement, at April 12, 2002, we were permitted to borrow up to $89.2 million. The amount that we are permitted to borrow decreases incrementally each month to approximately $74.1 million as of December 31, 2002.

     Under the Credit Facility, we are required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. We have monthly targets for each financial covenant that we must meet. If we fail to comply with the covenants, we will be in default. Upon the occurrence of a default, unless our lenders grant a further waiver, we will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable.

     As required by our amended Credit Facility, we have retained an investment banking firm and are diligently pursuing opportunities for raising cash through the sale of debt or equity securities. Any proceeds from the sale of such securities will be used to reduce the outstanding amounts under the Credit Facility.

     As previously announced, we are diligently pursuing the sale of our German specialized staffing business. Management believes that the Company will be able to dispose of the business in the upcoming months. The net cash proceeds from the sale will be used to reduce the outstanding amounts under the Credit Facility.

     Even if we are successful in completing the sale of our German business and close on the sale of debt or equity securities in the upcoming months, we may not be able to fully repay the amounts outstanding under the Credit Facility, and we may be required to obtain additional cash pursuant to a replacement senior secured credit facility. We are in preliminary discussions with several lenders about providing the necessary financing. If we have not repaid the facility in full by September 30, 2002, we are required to pursue other measures to obtain funds sufficient to repay the borrowings, including a business combination transaction.

     We cannot provide assurance that we will successfully complete the disposition of our German business, the issuance of debt or equity securities or the refinancing of any amounts that remain outstanding under the Credit Facility. We are dependent on the availability of borrowings pursuant to the Credit Facility to meet our working capital needs, capital expenditure requirements and other cash flow requirements. If borrowings under the Credit Facility are unavailable, we will be required to seek additional sources of financing in order to fund our working capital needs. If we are unable to obtain additional sources of financing and cannot repay the outstanding balance of our Credit Facility when it becomes due, it is likely that a business combination transaction, restructuring or liquidation will be required in whole or in part. Our ability to achieve these tasks is subject to the performance of our core marketing services business and to other factors.

CONTRACTUAL OBLIGATIONS

     We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the Credit Facility, equipment notes and non-cancelable operating lease agreements. Future contractual obligations related to these items at December 31, 2001 are as follows:

                                                 LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------               --------   ---------   ---------   ---------   -------
                                                          (IN THOUSANDS)
Credit Facility.....................  $103,914    $26,800     $77,114     $   --     $    --
Equipment notes.....................       235        235          --         --          --
Operating leases....................    67,662     10,327      14,887      7,286      35,162
                                      --------    -------     -------     ------     -------
                                      $171,811    $37,362     $92,001     $7,286     $35,162
                                      ========    =======     =======     ======     =======

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  REVENUE RECOGNITION

     We derive our revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of business services. Our fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. Unbilled revenue is recorded in certain situations when the materials have been shipped, but invoicing did not occur until the subsequent accounting period. Work in process consists of labor and material costs for fulfillment programs and merchandising support services provided to customers that have not been completed. Work in process is not included in revenue at the end of an accounting period. Our customer services businesses recognize revenue according to written pricing agreements based on the number of calls, agents assigned or in-store visits.

     The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the application of generally accepted accounting principles to revenue recognition practices. Management believes that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

     During the year ended December 31, 2001, we had one customer that accounted for greater than 10% of revenues from continuing operations. During 2000 and 1999, there were no individual customers that accounted for more than 10% of our revenues from continuing operations.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by management's review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

  SELF-INSURANCE AND OTHER RESERVES

     We participate in partially self-insured, high-deductible workers' compensation and auto insurance plans. Exposure is limited per occurrence ($250,000 for workers' compensation and auto liability claims) and in the aggregate. In addition, we are partially self-insured for health claims for certain U.S. employees. Reserves are estimated for both reported and unreported claims. The determination of our obligation and expenses for workers' compensation, auto and health insurance is dependent on certain assumptions used in calculating such amounts. Those assumptions include, among others, the discount rate, projected claims and the rate of increase in compensation and health care costs. Revisions to estimated reserves are recorded in the periods in which they become known. While there can be no assurance that actual future claims will not exceed the amount of our reserves, in the opinion of our management, any future adjustments to estimated reserves included in the accompanying consolidated balance sheets will not have a material impact on the consolidated financial statements.

     As part of the strategic review of operations performed during 2001, we recorded additional reserves for various items, including costs of buying out unattractive or redundant leases, severance costs incurred in conjunction with the closing of the Atlanta corporate offices, legal and other expenses related to the abandoned PIMMS operation, and other related items. Significant management judgment was required in determining the amount of these reserves, and while there can be no assurance that future costs will not exceed the amount of our reserves, in the opinion of our management, any future adjustments to estimated reserves included in the accompanying consolidated balance sheets will not have a material impact on the consolidated financial statements.

  IMPAIRMENT OF LONG-LIVED ASSETS AND VALUATION OF DEFERRED TAX ASSETS

     Our long-lived assets include goodwill and other intangibles. At December 31, 2001, we had $103.6 million in net intangible assets, accounting for approximately 43.2% of our total assets. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

     In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", was issued. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. We adopted the provisions of SFAS No. 142 effective January 1, 2002. This change in accounting will increase 2002 net income by approximately $2.2 million or $0.15 per share because goodwill will no longer be amortized. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and a test for impairment of goodwill and intangibles with indefinite lives annually, unless events and circumstances indicate that the carrying amounts may not be recoverable. We do not anticipate recording any related impairment losses.

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all of our deferred tax assets, resulting in an increase in our effective tax rate and a material adverse impact on operating results.

  DISCONTINUED OPERATIONS

     Our financial statements were prepared using discontinued operations accounting for the discontinued aviation and facility services and specialized staffing services businesses. Under discontinued operations accounting, we accrued estimates of our expected liabilities related to discontinued operations through their eventual discharge, which, in many cases, was expected to be several years in the future. At December 31, 2001, $18.0 million was recorded as the total liability remaining for the final settlement on the sale of the aviation and facility services businesses, in accordance with the settlement agreement effective April 12, 2002. Management believes this amount accurately reflects the obligation due from this sale, and does not anticipate further charges for this business.

     On March 19, 2002, we sold our United Kingdom specialized staffing services business, and based upon the transaction consideration, recorded a charge of $9.4 million in the fourth quarter of 2001 to reduce the net assets of the UK business to their realizable value. We are in the process of divesting the German specialized staffing services business. Based on current negotiations, and concurrent with the $9.4 million charge taken in the fourth quarter of 2001 for the UK business, we recorded an additional charge of $20.8 million related to the impairment of goodwill on the German business. Although management anticipates the divestiture to be completed in 2002, there can be no assurance that additional charges will not be incurred in the eventual sale of the business.

INFLATION

     We do not believe that inflation has had a material effect on our results of operations in recent years. However, there can be no assurance that our business will not be affected by inflation in the future.

RISK FACTORS

     Certain statements made in this Annual Report on Form 10-K and other written or oral statements made by or on behalf of AHL may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, other than as required by law. Factors that could cause actual results to differ materially include, but are not limited to, those set forth below.

  WE HAVE ENTERED INTO AN AMENDED CREDIT FACILITY UNDER WHICH WE MUST SATISFY CERTAIN FINANCIAL AND OTHER COVENANTS.

     On April 12, 2002, we reached agreement with our banks to amend our Credit Facility. Among other things, the amendment eliminated the default under our previous agreement, extended the maturity date to January 3, 2003, reduced the amount we are permitted to borrow and modified our financial covenants. Under the amended agreement, at April 12, 2002, we were permitted to borrow up to $89.2 million. The amount that we are permitted to borrow decreases incrementally each month to approximately $74.1 million as of December 31, 2002.

     Although we have amended our Credit Facility and reduced our indebtedness from the amount that was outstanding at December 31, 2001, we still have substantial indebtedness. Our substantial indebtedness could have negative consequences for our business, including the following:

     - limiting our ability to obtain additional financing in the future;

     - limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to debt service;

     - limiting our flexibility in reacting to changes in our industry and changes in market conditions;

     - increasing our vulnerability to a downturn in our business; and

     - increasing our interest expense due to increases in prevailing interest rates, because a substantial portion of our indebtedness bears interest at floating rates.

     Under the amended Credit Facility, we are required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. We have monthly targets for each financial covenant that we must meet. If we fail to comply with the covenants, we will be in default. Upon the occurrence of a default, unless our lenders grant a further waiver, we will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable. Our borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the assets of our operating subsidiaries.

     As required by our amended Credit Facility, we have retained an investment banking firm and are diligently pursuing opportunities for raising cash through the sale of debt or equity securities. We also are diligently pursuing the sale of our German specialized staffing business. The net cash proceeds received from these activities will be used to reduce the outstanding amounts under the Credit Facility.

     Even if we are successful in completing the sale of our German business and close on the sale of debt or equity securities in the upcoming months, we may not be able to fully repay the amounts outstanding under the Credit Facility, and we may be required to obtain additional cash pursuant to a replacement senior secured credit facility. We are in preliminary discussions with several lenders about providing the necessary financing. If we have not repaid the facility in full by September 30, 2002, we are required to pursue other measures to obtain funds sufficient to repay the borrowings, including a business combination transaction.

     We cannot assure you that we will successfully complete the disposition of our German business, the issuance of debt or equity securities or the refinancing of any amounts that remain outstanding under the Credit Facility. We are dependent on the availability of borrowings pursuant to the Credit Facility to meet our working capital needs, capital expenditure requirements and other cash flow requirements. If borrowings under the Credit Facility are unavailable, we will be required to seek additional sources of financing in order to fund our working capital needs. If we are unable to obtain additional sources of financing and cannot repay the outstanding balance of our Credit Facility when it becomes due, it is likely that a business combination transaction, restructuring or liquidation will be required in whole or in part.

  WE HAVE NOT COMPLETED THE SALE OF OUR GERMAN STAFFING BUSINESS.

     We are in negotiations with several interested parties with respect to the sale of our German staffing business. We expect to use the proceeds of the sale to repay a portion of our Credit Facility. We cannot guarantee the timing of when we will complete the sale of the business or the amount of proceeds we will receive from the sale.

  WE MAY NOT BE ABLE TO FINANCE OUR GROWTH STRATEGY.

     Even if we complete the sale of our German staffing business, we will not be able to repay the entire Credit Facility, and our ability to grow will be limited. We have publicly announced our intention to issue debt or equity securities to investors, with the proceeds being used to repay the outstanding balance of the Credit Facility. We cannot assure you that we will be able to sell debt or equity securities on terms that are acceptable to management or at all. In the event that we are unsuccessful at raising additional capital, we may be required to consider a restructuring, business combination transactions or liquidation.

  WE HAVE EXPERIENCED NET LOSSES.

     We incurred net losses from continuing operations of $40.8 million for fiscal 2001. We have had net losses from continuing operations for the fourth quarter of 2000 and all four quarters in 2001. In addition, we anticipate that we will have a net loss from continuing operations for the first quarter of 2002. We cannot assure you that losses will not continue in the future.

  OUR STOCK PRICE IS VOLATILE.

     The market price of our common stock has been highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, our success in implementing our business strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the stock market has experienced substantial price and volume fluctuations that have particularly affected the market prices of equity securities of many companies, and that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

     Since only a relatively small portion of our outstanding common stock is currently available for trading without restriction under Rule 144, and since our stock often trades at a relatively low volume level, any change in demand for our stock can be expected to substantially influence the market prices for our common stock. The price of our stock varied from a high of $11.50 to a low of $1.21 during 2001.

  WE DEPEND ON OUR LABOR FORCE.

     Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our business is labor intensive and continues to experience relatively high personnel turnover. Our operations generally require specially trained employees. Increases in our employee turnover rate could increase our recruiting and training costs and decrease our operating efficiency and productivity. The addition of new clients or implementation of new projects for existing clients may require us to recruit, hire and train personnel at accelerated rates. There can be no assurance that we will be able to successfully recruit, hire, train and retain sufficient qualified personnel to adequately staff for existing business or future growth. Additionally, since a substantial portion of our operating expenses consist of labor-related costs, continued labor shortages together with increases in wages (including minimum wages as mandated by the U.S. federal government, employee benefit costs, employment tax rates, and other labor-related expenses) could have a material adverse effect on our business, operating profit and financial condition. Furthermore, certain of our facilities are located in areas with relatively low unemployment rates, thus potentially making it more difficult and costly to hire qualified personnel.

  WE DEPEND ON KEY MANAGEMENT PERSONNEL THAT HAVE ONLY RECENTLY JOINED AHL.

     We have recently had a change in some of our key management positions, including a new chief executive officer in October 2001 and a new chief financial officer in April 2002. We also depend in large part on the abilities and continuing efforts of the officers and senior management within our marketing services business. Our business and prospects could be materially adversely affected if our new management team is not able to effectively manage our operations or if current officers and managers do not continue in their key roles. In order to support growth, we must effectively recruit, develop and retain additional qualified management personnel. We cannot assure you that in the future we will be able to recruit and retain additional qualified managers.

  WE ARE CONTROLLED BY OUR PRINCIPAL SHAREHOLDERS.

     As of March 1, 2002, Frank A. Argenbright, Jr., our Chairman of the board, beneficially owns approximately 47.9% of our outstanding common stock, and Edwin
C. "Skip" Gage, one of our directors, owns approximately 5.1% of our stock. As a group, our executive officers and directors own approximately 58.8% of our stock. As a result, Messrs. Argenbright, Gage and our executive officers and directors are able to control substantially all matters requiring action by our shareholders.

  OUR BUSINESS RELIES ON THE TREND TOWARD OUTSOURCING.

     We believe there has recently been a significant increase in businesses outsourcing services not directly related to their principal business activities. Our business, results of operations and financial condition could be materially adversely affected if the outsourcing trend declines or reverses, or if corporations bring previously outsourced functions back in-house. Particularly during general economic downturns, businesses may bring previously outsourced functions in-house in order to avoid or delay layoffs.

  WE RELY ON A SMALL NUMBER OF CLIENTS FOR A SIGNIFICANT PORTION OF OUR
  REVENUES.

     We focus on developing long-term relationships with large corporations and institutions. In 2001, our ten largest clients accounted for approximately 40% of our marketing services revenues. Our success depends substantially upon retaining our significant clients. We may lose clients due to a merger or acquisition, business failure, contract expiration, conversion to a competitor or conversion to an in-house system. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. If we lose one or more of our largest clients, then our business, results of operations and financial condition could be materially adversely affected.

  WE DO NOT HAVE LONG-TERM CONTRACTS WITH MANY OF OUR CLIENTS.

     Though we have written agreements with many of our clients, we do not have written agreements with some of our major clients. We currently provide services to those clients pursuant to oral agreements. The written agreements that we have are generally terminable for cause and can often be terminated without cause on short notice. Many of our agreements do not assure specific volume or revenue levels. In addition, our contracts generally do not provide that we will be the client's exclusive service provider.

  WE DEPEND ON CERTAIN CLIENT INDUSTRIES.

     We derive our revenue primarily from the automotive, consumer products, entertainment and retail industries. Fundamental changes in the business practices of any of these client industries, whether due to regulatory, technological, or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand could have a material adverse effect on our results of operations.

  OUR QUARTERLY OPERATING RESULTS MAY VARY.

     We have experienced and expect to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside our control, including:

     - timing of existing and future client product launches or service offerings;

     - expiration or termination of client projects;

     - timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients;

     - seasonal nature of certain clients' businesses; and

     - changes in the amount and growth rate of revenues generated from our principal clients.

  WE MAY NOT BE ABLE TO KEEP PACE WITH CHANGING TECHNOLOGY.

     The markets for our business process outsourcing services are subject to rapid technological changes and rapid changes in client requirements. This trend could adversely affect our business and financial results and result in the loss of clients and our ability to attract clients. While our Global Enterprise Management proprietary system is one of the most advanced in the industry, we cannot assure you that our competitors will not develop more sophisticated or cost-effective systems. We cannot assure you that we will select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet our clients' needs and maintain competitiveness. We cannot guarantee that we will be successful in customizing products and services that incorporate new technology on a timely basis. Our failure to successfully and timely implement sophisticated technology or to respond effectively to technological changes would have a material adverse effect on our success, growth prospects, results of operations and financial condition.

  WE FACE COMPETITION IN OUR INDUSTRY.

     The markets in which we operate are highly competitive. Management expects competition to persist in the future. Our competitors include small firms offering specific applications, divisions of large companies, large independent firms and in-house operations of our existing and potential clients. A number of competitors have or may develop financial and other resources greater than ours. Similarly, there can be no assurance additional competitors with greater name recognition and resources than us will not enter the markets in which we operate. Our performance and growth could be materially and adversely affected if our clients decide to retain in-house the services they currently outsource, or if potential clients retain or increase their in-house capabilities. A decision by our large clients to consolidate their outsourced services with a company other than ours would materially and adversely affect our business. Competitive pressures from current or future competitors could result in substantial price erosion, which could materially and adversely affect our business, results of operations and financial condition.

  WE MAY SUFFER LOSSES FROM BUSINESS INTERRUPTIONS.

     Our operations depend on our ability to protect our facilities, clients' products, confidential client information, computer equipment, telecommunications equipment and software systems against damage from Internet interruption, fire, power loss, telecommunications interruption, e-commerce interruption, natural disaster, theft, unauthorized intrusion, computer viruses and other emergencies. While we maintain certain procedures and contingency plans to minimize the detrimental impact of such events, there can be no assurance such procedures and plans will be successful. In the event we experience temporary or permanent interruptions or other emergencies at one or more of our facilities that cause interruptions in our ability to meet our clients' requirements, it could result in decreased revenues, net income and earnings per share. While we maintain property and business interruption insurance, it may not adequately and/or timely compensate us for all losses we may incur.

     Further, some of our operations require timely and consistent access to telephone, Internet, e-commerce, e-mail, facsimile connections and other forms of communication 24 hours per day, seven days per week. We are substantially dependent upon telephone companies, Internet service providers and various telecommunications infrastructure to provide these forms of communication. If such communications are interrupted on a short or long-term basis, our services would be similarly interrupted and delayed.

     We also rely on third-party carriers including United Parcel Service, Inc. and the United States Postal Service to ship and mail products from our distribution facility to purchasers. If our shippers experience interruptions from labor strikes or other events, our ability to distribute products could be impaired.

  WE FACE RISKS ASSOCIATED WITH GENERAL ECONOMIC CONDITIONS.

     We operate within U.S. and international economies which are subject to various economic, market and other factors. We, as well as our clients, can be vulnerable to recession or other significant economic events or downturn. The U.S. economy and related financial markets have generally experienced downward fluctuations in the past twelve months. Economic instability or continued downturn may continue for the foreseeable future. These broad economic factors can adversely affect our revenue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

     Our discontinued operations for 2001 include the European specialized staffing business. Discontinued operations in 2000 and 1999 include the divested U.S. and European aviation and facility services businesses and the U.S. and European specialized staffing services businesses. Revenues included in discontinued operations are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the Euro/German mark). The denomination of foreign subsidiaries' account balances in their local currency exposes us to certain foreign exchange rate risks. We address the exposure by financing most working capital needs in the applicable foreign currencies. We have not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

INTEREST RATE RISK

     We maintain a Credit Facility which subjects us to the risk of loss associated with movements in market interest rates. Our Credit Facility had a balance outstanding at December 31, 2001, of $103.9 million, which was at a variable rate of interest. We have historically maintained an interest rate swap agreement in an effort to hedge against increasing interest rates. The interest rate swap agreement expired November 1, 2001. This agreement was effective November 1, 2000, and was in the notional amount of Euro 61.6 million at a fixed rate of 4.63% plus the applicable margin. It replaced the three-year swap agreement effective May 14, 1999, at a notional amount of approximately $45.0 million, and the January 31, 2000 additional interest rate swap agreement in the notional amount of approximately $15.0 million.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 and SFAS No. 138 to, among other things, defer the effective date of SFAS No. 133. AHL adopted SFAS No. 133 on January 1, 2001. The new standard did not have a material impact on our financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements are listed under Item 14(a) of this Annual Report on Form 10-K and are filed as part of this report on the pages indicated. The supplementary data are included under Item 7 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections under the heading "Election of Directors" entitled "Nominees for Election -- Term Expiring 2005", "Nominee for Election -- Term Expiring 2004", Nominee for Election -- Term Expiring 2003", "Incumbent Director -- Term Expiring 2004" and "Incumbent Director -- Term Expiring 2003" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2002 (the "Proxy Statement") are incorporated herein by reference. See Item 4.1 in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table", "Option Grants Table", "Fiscal Year-End Option Value", "Employment and Severance Agreements" and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section under the heading "Common Stock Ownership by Management and Principal Shareholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section under the heading "Certain Transactions and Business Relationships" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

     1. The following financial statements and schedules are filed herewith:

          (i) Consolidated Balance Sheets as of December 31, 2001 and 2000.

          (ii) Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

          (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

          (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

          (v) Notes to consolidated financial statements.

          (vi) Schedule II -- Valuation and Qualifying Accounts.

     2. Exhibits

     See Item 14(c) below.

     (b) The Registrant filed no Reports on Form 8-K during its fourth fiscal quarter.

     (c) Exhibits.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1     --   Restated and Amended Articles of Incorporation of AHL
               (incorporated by reference to the Registration Statement on
               Form 8-A dated March 25, 1997).
  3.2*    --   Bylaws of AHL.
  4.1     --   Specimen Common Stock Certificate (incorporated by reference to AHL's Registration Statement on Form S-1 (File No.
               333-20315)).
  4.2(a)  --   1997 Stock Incentive Plan (incorporated by reference to
               AHL's Registration Statement on Form S-1 (File No.
               333-20315)).
  4.2(b)  --   First Amendment to the AHL Services, Inc. 1997 Stock
               Incentive Plan dated February 18, 1998 (incorporated by
               reference to Exhibit (d)(2) to Schedule TO filed on November
               30, 2001).
  4.2(c)  --   Second Amendment to the AHL Services, Inc. 1997 Stock
               Incentive Plan dated October 1, 2001 (incorporated by
               reference to Exhibit (d)(3) to Schedule TO filed on November
               30, 2001).
  4.3     --   AHL Services, Inc. 1997 Non-Qualified Employee Stock
               Purchase Plan USA (incorporated by reference to AHL's Annual
               Report on Form 10-K for the year ended December 31, 1997).
 10.1     --   Letter Agreement between AHL and Ernest Patterson dated as of May 23, 1997 (incorporated by reference to AHL's
               Registration Statement on Form S-1 (File No. 333-37327)).
 10.2     --   Employment Agreement between AHL Services, Inc. and Ronald
               J. Domanico dated as of March 30, 2001 (incorporated by
               reference to Exhibit 10.1 to Form 10-Q for Quarter Ended
               June 30, 2001).
 10.3     --   Employment Agreement between AHL Services, Inc. and A.
               Clayton Perfall dated as of October 1, 2001 (incorporated by reference to Exhibit 10.1 to Form 10-Q for Quarter Ended
               September 30, 2001).
 10.4     --   Severance Agreement between AHL Services, Inc. and Edwin R.
               Mellett dated October 31, 2001 (incorporated by reference to
               Exhibit 10.2 to Form 10-Q for Quarter Ended September 30,
               2001).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.5     --   Settlement Agreement between AHL Services, Inc. and Frank A.
               Argenbright, Jr., dated September 30, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for Quarter Ended
               September 30, 2001).
 10.6     --   Severance and Separation letter between AHL Services, Inc.
               and Ronald J. Domanico dated October 30, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-Q for Quarter Ended
               September 30, 2001).
 10.7     --   Separation Agreement between AHL Services, Inc. and Thomas
               J. Marano dated November 2, 2001 (incorporated by reference to Exhibit 10.5 to Form 10-Q for Quarter Ended September 30,
               2001).
 10.8*    --   Employment Agreement between AHL Services, Inc. and Steven
               D. Anderson dated July 28, 1998.
 10.9*    --   Employment Agreement between AHL Service, Inc. and Debra
               McCreight dated July 28, 1998.
 10.10*   --   Employment Agreement between AHL Services, Inc. and Heinz
               Stubblefield dated April 1, 2002.
 10.11    --   Acquisition Agreement, dated as of December 4, 2000 by and among Securicor plc., Securicor Georgia, Inc., AHL Services,
               Inc., Argenbright Holdings Limited, Argenbright, Inc.,
               Argenbright Security, Inc., The ADI Group Limited and AHL
               Europe Limited (incorporated by reference to AHL's Current
               Report on Form 8-K dated December 29, 2000).
 10.12    --   Registration Rights Agreement, dated July 24, 1998, by and between AHL Services, Inc. and Gage Marketing Group, LLC
               (incorporated by reference to AHL's Current Report on Form
               8-K dated July 24, 1998).
 10.13    --   Sale Agreement dated as of March 19, 2002, by and among AHL
               Europe Limited, as Seller, AHL Services, Inc., as Guarantor
               and Epoch 2 Limited, as Buyer (incorporated by reference to
               AHL's Current Report on Form 8-K dated April 3, 2002).
 10.14*   --   Third Amended and Restated Credit Agreement dated as of
               April 12, 2002 by and among AHL Services, Inc. and certain of its subsidiaries, Wachovia Bank, N.A. (London Branch), as
               European Swingline Lender, and Wachovia Bank, N.A., as
               Administrative Agent.
 10.15*   --   Settlement and Release Agreement, dated as of April 12,
               2002, by and among Securicor plc, AHL Services, Inc.,
               Argenbright Holdings Limited, Argenbright, Inc., and AHL
               Europe Limited.
 10.16*   --   Letter Agreement, dated as of April 12, 2002, by and between
               AHL Services, Inc. and Frank A. Argenbright, relating to the
               Settlement and Release Agreement.
 11.1*    --   Statement of Computation of Earnings Per Share
 21.1*    --   List of Subsidiaries
 23.1*    --   Consent of Arthur Andersen LLP
 99.1*    --   Letter to the Securities and Exchange Commission

---------------

* Filed herewith.

                               AHL SERVICES, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report................................    F-2

Consolidated Balance Sheets.................................    F-3

Consolidated Statements of Operations.......................    F-4

Consolidated Statements of Shareholders' Equity.............    F-5

Consolidated Statements of Cash Flows.......................    F-6

Notes to Consolidated Financial Statements..................    F-7

Schedule II -- Valuation and Qualifying Accounts............   F-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AHL Services, Inc.:

     We have audited the accompanying consolidated balance sheets of AHL SERVICES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AHL Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 12, 2002

                               AHL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,817   $ 19,926
  Accounts receivable, net of allowance of $7,650 and $2,886
    at December 31, 2001 and 2000, respectively.............    11,388     24,467
  Unbilled services.........................................     7,873      7,652
  Work in process...........................................     1,350      1,644
  Reimbursable customer expenses............................     5,542      8,099
  Prepaid expenses and other................................     3,144      3,624
  Income taxes receivable...................................    10,997      3,269
  Notes receivable, current portion.........................        --      2,000
  Deferred income taxes.....................................     1,675      1,170
  Net assets of discontinued operations:
    European specialized staffing businesses................    59,747    116,078
                                                              --------   --------
        Total current assets................................   108,533    187,929
Property and equipment, net.................................    22,553     22,706
Intangibles, net............................................   103,636    107,965
Notes receivable, less current portion......................     5,000      7,500
Deferred income taxes.......................................        --        800
                                                              --------   --------
        Total assets........................................  $239,722   $326,900
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,465   $  1,759
  Accrued payroll and other current liabilities.............    17,426     23,360
  Current portion of self-insurance reserves................     1,296      1,086
  Current portion of long-term debt.........................    27,035        160
  Contingent consideration payable..........................        --     12,901
                                                              --------   --------
        Total current liabilities...........................    52,222     39,266
Long-term debt, less current portion........................    77,114     68,016
Self-insurance reserves, less current portion...............     1,475      1,624
Settlement obligation.......................................    18,000     10,000
                                                              --------   --------
        Total liabilities...................................   148,811    118,906
                                                              --------   --------
Commitments and contingencies (Notes 3, 5, 7 and 12)
Shareholders' equity:
  Common stock, $.01 par value: 50,000,000 shares
    authorized;
    17,427,392 and 17,409,892 shares issued; 15,246,792 and
    15,489,292 shares outstanding
    at December 31, 2001 and 2000, respectively.............       175        175
  Preferred stock, no par value; 5,000,000 shares
    authorized; no shares outstanding.......................        --         --
  Paid-in capital...........................................   177,011    176,836
  Retained earnings (accumulated deficit)...................   (66,275)    48,648
  Treasury stock at cost, 2,180,600 and 1,920,600 shares at
    December 31, 2001 and 2000, respectively................   (20,000)   (17,665)
                                                              --------   --------
        Total shareholders' equity..........................    90,911    207,994
                                                              --------   --------
        Total liabilities and shareholders' equity..........  $239,722   $326,900
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
Revenues....................................................  $ 141,329   $193,323   $156,447
Cost of services............................................     64,627     92,156     73,069
                                                              ---------   --------   --------
Gross margin................................................     76,702    101,167     83,378
Operating expenses:
  Field operating...........................................     84,312     93,233     61,064
  Corporate general and administrative......................     15,395      7,514      7,100
  Depreciation and amortization.............................     16,662      9,710      5,990
  Impairment charges........................................         --     66,718         --
  Final PIMMS severance costs...............................      2,523         --         --
                                                              ---------   --------   --------
Operating income (loss).....................................    (42,190)   (76,008)     9,224
  Interest expense, net.....................................      4,389      3,355      1,614
                                                              ---------   --------   --------
Income (loss) from continuing operations before income
  taxes.....................................................    (46,579)   (79,363)     7,610
  Income tax provision (benefit)............................     (5,746)   (31,745)     3,006
                                                              ---------   --------   --------
Income (loss) from continuing operations....................    (40,833)   (47,618)     4,604
                                                              ---------   --------   --------
Discontinued operations:
  Income (loss) from operations, net of taxes:
     U.S. and European specialized staffing services
       businesses...........................................    (10,333)     9,530      9,057
     U.S. and European aviation and facility services
       businesses...........................................         --     (5,813)     5,933
  Gain (loss) on sale of businesses, net of taxes:
     U.S. and European specialized staffing services
       businesses...........................................    (55,231)    (1,740)        --
     U.S. and European aviation and facility services
       businesses...........................................     (8,526)    50,002         --
                                                              ---------   --------   --------
Income (loss) from discontinued operations..................    (74,090)    51,979     14,990
                                                              ---------   --------   --------
Net income (loss)...........................................  $(114,923)  $  4,361   $ 19,594
                                                              =========   ========   ========
Earnings (loss) per share:
Income (loss) from continuing operations
  Basic.....................................................  $   (2.67)  $  (2.94)  $   0.27
                                                              =========   ========   ========
  Diluted...................................................  $   (2.67)  $  (2.94)  $   0.26
                                                              =========   ========   ========
Income (loss) from discontinued operations
  Basic.....................................................  $   (4.85)  $   3.21   $   0.87
                                                              =========   ========   ========
  Diluted...................................................  $   (4.85)  $   3.21   $   0.85
                                                              =========   ========   ========
Net income (loss)
  Basic.....................................................  $   (7.52)  $   0.27   $   1.14
                                                              =========   ========   ========
  Diluted...................................................  $   (7.52)  $   0.27   $   1.11
                                                              =========   ========   ========
Weighted average common and common equivalent shares:
  Basic.....................................................     15,283     16,181     17,173
                                                              =========   ========   ========
  Diluted...................................................     15,283     16,181     17,710
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 RETAINED
                                         COMMON STOCK          TREASURY STOCK                    EARNINGS         TOTAL
                                      -------------------   ---------------------   PAID-IN    (ACCUMULATED   SHAREHOLDERS'
                                        SHARES     AMOUNT     SHARES      AMOUNT    CAPITAL      DEFICIT)        EQUITY
                                      ----------   ------   ----------   --------   --------   ------------   -------------
Balance at December 31, 1998........  14,119,922    $142            --   $     --   $ 80,827    $  24,693       $ 105,662
  Issuance of common stock..........   3,255,570      33            --         --     95,534           --          95,567
  Exercise of stock options.........      34,400      --            --         --        475           --             475
  Net income........................          --      --            --         --         --       19,594          19,594
                                      ----------    ----    ----------   --------   --------    ---------       ---------
Balance at December 31, 1999........  17,409,892     175            --         --    176,836       44,287         221,298
  Repurchase of common stock........          --      --    (1,920,600)   (17,665)        --           --         (17,665)
  Net income........................          --      --            --         --         --        4,361           4,361
                                      ----------    ----    ----------   --------   --------    ---------       ---------
Balance at December 31, 2000........  17,409,892     175    (1,920,600)   (17,665)   176,836       48,648         207,994
  Repurchase of common stock........          --      --      (260,000)    (2,335)        --           --          (2,335)
  Exercise of stock options.........      17,500      --                                 175           --             175
  Net loss..........................          --      --            --         --         --     (114,923)       (114,923)
                                      ----------    ----    ----------   --------   --------    ---------       ---------
Balance at December 31, 2001........  17,427,392    $175    (2,180,600)  $(20,000)  $177,011    $ (66,275)      $  90,911
                                      ==========    ====    ==========   ========   ========    =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING
  OPERATIONS:
  Income (loss) from continuing operations..................  $(40,833)  $(47,618)  $  4,604
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by (used in) operating
    activities of continuing operations:
    Depreciation and amortization...........................    16,662      9,710      5,990
    Noncash impairment and other related charges............     9,200     64,687         --
    Changes in operating assets and liabilities, net of
     assets of acquired and disposed businesses:
      Accounts receivable and unbilled services, net........     9,658     (8,910)     9,780
      Work in process, prepaid expenses and other...........     2,472     12,186     (9,342)
      Accounts payable......................................     4,706     (2,625)    (7,389)
      Accrued payroll and other current liabilities.........     5,362      2,479        (73)
      Self-insurance reserves...............................        61      1,086        390
      Income taxes receivable...............................    (7,728)    (2,383)      (324)
      Deferred income taxes.................................       295     (6,425)     4,379
                                                              --------   --------   --------
        Net cash provided by (used in) operating activities
        of continuing operations............................      (145)    22,187      8,015
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING
  OPERATIONS:
  Purchases of property and equipment, net of assets of
    acquired businesses.....................................   (10,722)   (10,638)   (12,272)
  Acquisition consideration paid............................   (12,901)        --    (79,263)
  Increase in intangibles and other assets..................        --         --     (2,674)
                                                              --------   --------   --------
        Net cash used in investing activities of continuing
        operations..........................................   (23,623)   (10,638)   (94,209)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING
  OPERATIONS:
  Net borrowings (repayments) under Credit Facility.........    38,401   (143,819)    61,453
  Payment of expenses associated with amending Credit
    Facility................................................    (1,100)        --         --
  Repurchases of AHL common stock...........................    (2,335)   (17,665)        --
  Proceeds from exercise of stock options...................       175         --        475
  Repayment of subordinated convertible debenture...........        --         --    (10,000)
  Proceeds from issuance of common stock, net of costs......        --         --     95,567
                                                              --------   --------   --------
        Net cash provided by (used in) financing activities
        of continuing operations............................    35,141   (161,484)   147,495
Net increase (decrease) in cash and cash equivalents of
  continuing operations.....................................    11,373   (149,935)    61,301
Investments and advances to discontinued operations.........   (24,482)   160,334    (70,013)
Cash and cash equivalents at beginning of year..............    19,926      9,527     18,239
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  6,817   $ 19,926   $  9,527
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $  9,494   $ 18,686   $ 13,124
  Cash paid for income taxes................................  $    443   $  2,656   $ 16,727
Noncash investing and financing activities:
  Notes received from the U.S. industrial staffing business
    sale....................................................  $     --   $  9,500   $     --
  Contingent consideration accrued..........................  $     --   $ 12,901   $     --
  Notes issued for the Draefern acquisition.................  $     --   $     --   $  6,000
  Assignment of capital lease obligations from sale of
    United Kingdom transportation business..................  $     --   $     --   $  4,001

  The accompanying notes are an integral part of these consolidated financial statements.

                               AHL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS

  ORGANIZATION AND BUSINESS

     The continuing operations of AHL Services, Inc. ("AHL" or the "Company"), a Georgia corporation incorporated in March 1997, provide outsourced marketing services. The Company's service offerings include trade and consumer fulfillment services, customer contact management and in-store merchandising. The Company currently operates in one segment, with continuing operations in North America.

  BASIS OF PRESENTATION

     On July 20, 2001, AHL announced, as part of the strategic transformation of the business, its intention to divest the European specialized staffing services business. On March 19, 2002, the Company sold its United Kingdom specialized staffing services business for $29.5 million in cash (see Note 13). AHL is in discussions with potential acquirers of the German staffing business. It is the intention of the Company to complete this divestiture during the first half of 2002. On December 29, 2000, wholly-owned subsidiaries of AHL sold the stock in the Company's subsidiaries Argenbright Security, Inc. and The ADI Group Limited, AHL's U.S. and European aviation and facility services businesses. On October 13, 2000, AHL sold the assets of its U.S. specialized staffing business to an investor group led by the President of AHL's Baltimore staffing operation. On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS.

     Reported results from operations include the continuing marketing services businesses as well as the abandoned PIMMS store set-up business. The results of the aviation and facility services businesses and specialized staffing services businesses have been presented as discontinued operations for all periods presented (see Note 3). The accompanying notes to the consolidated financial statements, except Note 3, relate only to the continuing operations of AHL.

  PUBLIC OFFERING

     AHL completed its initial public offering of common stock in March 1997, raising net proceeds of approximately $22.0 million. The Company completed a follow-on public offering in October 1997, raising net proceeds of approximately $41.0 million. In January 1999, the Company completed a follow-on public offering of 3,255,570 shares of its common stock at an offering price of $31 per share. The total proceeds, net of underwriting discounts and offering expenses, were approximately $95.6 million. The proceeds were used to repay debt.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of AHL and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  FISCAL YEAR-END

     The Company's fiscal year-end is December 31. The Company's U.S. operations maintains its books by using a 52/53-week fiscal year ending on the last Friday in December. The Company's U.S. operation's fiscal years ended on December 28, 2001, December 29, 2000, and December 31, 1999. Fiscal years 2001 and 2000 include 52 weeks. Fiscal year 1999 includes 53 weeks. Management believes that the impact of the use of different year-ends is immaterial to the Company's consolidated financial statements taken as a whole.

                               AHL SERVICES, INC.

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

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, which include highly liquid investments with original purchase maturities of three months or less, are stated at cost which approximates fair value.

  REVENUE RECOGNITION

     AHL derives its revenue primarily from two sources: (1) fulfillment operations and (2) the delivery of business services. AHL's fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. AHL's customer services businesses recognize revenue according to written pricing agreements based on the number of calls, agents assigned or in-store visits. The Company recognizes revenues as programs are completed, services are rendered and/or as products are shipped in accordance with the terms of the contracts. Some of the contracts include postage and other items purchased by the Company as an agent on behalf of its client. For these items, the Company records the net billings to its customers as revenue.

     The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", that was applicable to AHL in its fourth quarter of fiscal year 2000. SAB No. 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States and does not supersede any existing authoritative literature. SAB No. 101 represents the interpretations and practices of the SEC in administering the disclosure requirements of the United States securities laws. Some of the topics addressed by SAB No. 101 include persuasive evidence of an arrangement, delivery or performance, customer acceptance and a fixed or determinable price. These guidelines did not have a material impact on AHL's revenue recognition practices.

     During the year ended December 31, 2001, the Company had one customer that accounted for greater than 10% of revenues. During 2000 and 1999, there were no individual customers that accounted for more than 10% of the Company's revenues from continuing operations.

  INTEREST ALLOCATION

     The Company allocates interest expense to discontinued operations in accordance with Emerging Issues Task Force ("EITF") No. 87-24, which generally requires an allocation based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company, or based on debt that can be identified as being directly attributable to the discontinued operations. For fiscal years 2001, 2000 and 1999, interest expense of approximately $2.9 million, $15.3 million and $10.9 million, respectively, was allocated to discontinued operations.

                               AHL SERVICES, INC.

  UNBILLED SERVICES

     Unbilled services represent revenues recorded on services rendered, programs completed, or product that has been shipped for which the customer has yet to be billed.

  WORK IN PROCESS

     Work in process consists of labor and material costs for fulfillment programs and merchandising support services provided to customers that have not been completed. Work in process is recognized as a cost in future periods as the revenue is recognized.

  REIMBURSABLE CUSTOMER EXPENSES

     Reimbursable customer expenses consist of amounts billed to customers for freight and postage related to fulfillment services and travel expenses related to merchandising services.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to 10 years for furniture and equipment and three to five years for computer software. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the related leases. When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in income.

     The Company accounts for internally developed software in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides for the capitalization of certain internal software development costs and amortization over the life of the related software. Amounts capitalized during fiscal years 2001 and 2000 were $6.4 million and $3.1 million, respectively.

     Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Furniture and equipment.....................................  $ 21,389   $ 20,587
Computer software...........................................     8,801      5,774
Leasehold improvements......................................     2,379      4,661
                                                              --------   --------
                                                                32,569     31,022
Less accumulated depreciation...............................   (10,016)    (8,316)
                                                              --------   --------
                                                              $ 22,553   $ 22,706
                                                              ========   ========

     Depreciation and amortization expense was $11.1 million, $4.0 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, depreciation and amortization expense included a write off of $7.9 million, consisting of $4.4 million for various equipment and leasehold improvements replaced during 2001 and $3.5 million for internally developed software replaced during 2001.

                               AHL SERVICES, INC.

  INTANGIBLES, NET

     Intangible assets consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $106,249   $106,249
Other intangibles...........................................     7,651      8,280
                                                              --------   --------
                                                               113,900    114,529
Less accumulated amortization...............................   (10,264)    (6,564)
                                                              --------   --------
                                                              $103,636   $107,965
                                                              ========   ========

     Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets purchased has been recorded in conjunction with several of the Company's acquisitions and is being amortized on a straight line basis over periods of 20 to 40 years. Other intangibles consist of customer lists, non-compete agreements and other items, and are being amortized over periods of 10 to 20 years. Amortization expense for goodwill and other intangibles was $5.6 million, $5.7 million and $4.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     When conditions or events occur that management believes might indicate that the goodwill or any other intangible asset is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the asset is required. The analysis of estimated future undiscounted cash flows showed that no impairment of goodwill or other intangible assets existed as of December 31, 2001. The preparation of projections of future undiscounted cash flows involves the use of a combination of available facts, data, assumptions and judgment. It is therefore possible that actual results may differ materially from the projections used to conclude that no impairment of goodwill or other intangible assets existed at December 31, 2001.

  EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", has been applied to all periods presented in these financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding and the dilutive effect, if any, of common stock equivalent shares issuable upon the conversion of stock options (using the treasury stock method). Because of the loss from continuing operations for the years ended December 31, 2001 and 2000, diluted earnings per share for these fiscal years do not consider the incremental shares from assumed conversion of stock options granted. The number of potential shares of common stock excluded from the calculation of diluted shares outstanding for fiscal years 2001 and 2000 were 38,000 and 92,000, respectively.

                               AHL SERVICES, INC.

     The following table reconciles the denominator of the basic and diluted earnings per share computations:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Weighted average common shares.............................  15,283   16,181   17,173
Incremental shares from assumed conversion of stock options
  granted..................................................      --       --      537
                                                             ------   ------   ------
Weighted average common shares outstanding and dilutive
  potential common shares..................................  15,283   16,181   17,710
                                                             ======   ======   ======

  FOREIGN CURRENCY TRANSLATION AND EXPOSURE

     In the accompanying consolidated balance sheets, all asset and liability accounts of foreign subsidiaries are included as net assets of discontinued operations, and have been translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. All income statement accounts of foreign subsidiaries included in discontinued operations in the accompanying consolidated statements of operations are translated at average exchange rates during the year. Gains or losses on foreign currency transactions are included in income as incurred. The denomination of foreign subsidiaries' account balances in their local currencies exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company does not engage in other purchased hedging transactions to reduce any remaining exposure to fluctuations in foreign currency exchange rates.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value, or the amount at which the instrument could be exchanged in a current transaction between willing parties, of certain financial instruments. The Company's carrying value of debt approximated fair value since most of the debt matures within 30-90 days of incurrence and is renewed at current interest rates. The carrying value of all other financial instruments approximated fair value due to their short-term nature. Cash and cash equivalents, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments.

  NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 and SFAS No. 138 to, among other things, defer the effective date of SFAS No. 133. AHL adopted SFAS No. 133 on January 1, 2001. The new standard did not have a material impact on the Company's financial position or results of operations.

     In July 2001, SFAS No. 141, "Business Combinations", was issued. SFAS No. 141 prospectively eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for any business combination completed after June 30, 2001. The adoption of SFAS No. 141 did not have an effect on the Company's financial position or results of operations.

     In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite life will continue to be

                               AHL SERVICES, INC.

amortized over their useful lives. The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002. This change in accounting will increase 2002 net income by approximately $2.2 million or $0.15 per share, because goodwill will no longer be amortized. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and a test for impairment of goodwill and intangibles with indefinite lives annually, unless events and circumstances indicate that the carrying amounts may not be recoverable. The Company does not anticipate recording any related impairment charges.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", (effective for AHL January 1, 2003) and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", (effective for AHL January 1,
2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The adoption of SFAS No. 143 and SFAS No. 144 is not expected to have a significant impact on the Company's financial position or results of operations.

3.  DIVESTITURES AND ABANDONMENTS

  DISCONTINUED OPERATIONS

     On March 19, 2002, AHL sold its United Kingdom specialized staffing services business for $29.5 million in cash. Net of transaction costs of $2.7 million, the sale yielded $26.8 million of proceeds, which were used to reduce outstanding debt. AHL recorded a charge of $9.4 million in the fourth quarter of 2001 to reduce the net assets of the UK business to their realizable value.

     On July 20, 2001, AHL announced, as part of the strategic transformation of the business, its intention to divest the European specialized staffing services business. Deutsche Bank has been retained as its advisors and discussions are underway with potential acquirers of the German staffing business. After a comprehensive review of the business by Deutsche Bank, and due to current economic and capital market conditions, the Company adjusted the net basis of the European specialized staffing services business in the third quarter of 2001 to approximately $92.0 million, taking a charge of $25.0 million. Based on current negotiations, and concurrent with the $9.4 million charge taken in the fourth quarter of 2001 for the UK business, AHL recorded an additional charge of $20.8 million related to the impairment of goodwill on the German business. The Company intends to complete this divestiture during the first half of 2002. Net proceeds from the divestiture will be used to further reduce outstanding debt.

     On December 29, 2000, AHL sold its U.S. and European aviation and facility services businesses for $185 million in cash to Securicor plc ("Securicor"), a business services company headquartered in the United Kingdom. The sale resulted in a gain of $50.0 million, net of taxes of $30.1 million, on a net book value of assets and liabilities of $82.7 million, less disposal and transaction costs of $12.2 million and less a reserve for the possible downward purchase price adjustment of $10.0 million. Net after-tax proceeds were used to reduce debt. The sale price for the U.S. and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital.

     On April 12, 2002, AHL entered into a definitive settlement agreement with Securicor pursuant to which AHL agreed to pay Securicor $13.0 million with respect to the adjustments. Securicor also released AHL from all pending and potential indemnity claims related to the sale of the U.S. and European aviation and facility services businesses, with limited exceptions. In connection with the settlement, AHL agreed to pay to Mr. Frank Argenbright, the Chairman of its board of directors, $5.0 million.

                               AHL SERVICES, INC.

     AHL's obligation to pay Securicor the $13.0 million settlement payment is evidenced by two secured, subordinated promissory notes in the amounts of $10.0 million and $3.0 million. AHL's obligation to pay the $13.0 million settlement payment matures in two installments. The first installment, in the amount of $9.0 million, matures on April 12, 2003; the remaining installment of $4.0 million matures on October 12, 2003. AHL may prepay the notes at any time without premium or penalty. If AHL pays $10.0 million of the settlement amount on or before October 12, 2002, Securicor is obligated to forgive the remaining $3.0 million. The notes are secured by a lien on substantially all of AHL's assets and a lien on substantially all of the assets of its U.S. subsidiaries. AHL's obligation to pay the settlement amount, and the lien securing the obligation, is subordinate to its obligation to pay all amounts outstanding or due pursuant to our existing credit agreement and any substitute or replacement senior secured bank credit arrangement. The notes bear interest at a rate of 7% per annum. Interest on the notes will accrue and be added to the principal until AHL repays or refinances the amounts outstanding under the credit agreement, at which time interest on the notes will be payable quarterly. AHL's obligation to pay Mr. Argenbright $5.0 million is unsecured and does not bear interest. The obligation matures on October 12, 2003. The obligation to pay Mr. Argenbright is subject to AHL's prior payment of all amounts owing to Securicor; however, if AHL repays $10.0 million of the amount owed to Securicor on or before October 12 2002, then AHL has agreed, at the same time, to pay Mr. Argenbright $3.0 million of the amount owed to him.

     At December 31, 2000, AHL had recorded a total of $12.8 million for the final settlement, with $10.0 million classified as a settlement obligation in the accompanying consolidated balance sheets, and an additional $2.8 million in accrued expenses for the closing date working capital adjustment. In 2001, AHL recorded an additional reserve of $5.2 million to accrue to the final settlement. In addition to the $18.0 million reserved for the settlement, in 2001 AHL expensed $4.3 million for various costs related to the sale, including $2.0 million paid to Mr. Argenbright in satisfaction and termination of his performance bonus agreement, $1.0 million in estimated legal fees and $1.3 million in working capital adjustments.

     On October 13, 2000, AHL sold the assets of its U.S. specialized staffing business to an investor group led by the President of AHL's Baltimore staffing operation for $22.5 million, which included notes receivable from the purchaser of $9.5 million, resulting in a loss of $1.7 million, net of tax benefit of $1.2 million. Due to the current economic downturn affecting the U.S. specialized staffing industry, in 2001 the term of the $2.0 million note receivable due in October 2001 was extended, and therefore has been reclassified as a non-current note receivable. Interest payments on the notes receivable have not been received since May 2001, and thus the Company has ceased accruing interest income. Management believes the notes receivable, as well as interest thereon, will ultimately be collected, however, such collection could be dependent upon the economic conditions impacting the U.S. specialized staffing industry and the borrower's ability to obtain additional capital. As a result, in 2001 the Company adjusted the net carrying value of the notes receivable balance to $5.0 million, taking an additional charge of $3.7 million recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the provisions of Accounting Principles Board Opinion No. 30, the Company has reflected the results of its U.S. and European aviation and facility services businesses and its U.S. and European specialized staffing businesses as discontinued operations in the accompanying consolidated balance sheets and statements of operations and cash flows. For all periods presented this presentation reflects the net assets of these operations as a single line segregated from the assets and liabilities of continuing operations, and the earnings of these businesses as single line items segregated from the results of continuing operations.

     Revenues of discontinued operations were $227.9 million, $707.0 million and $658.0 million in fiscal 2001, 2000 and 1999, respectively. It is the Company's policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, which generally requires an allocation based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company, or based on debt that can be identified as being directly attributable to the discontinued operations. Interest allocated to

                               AHL SERVICES, INC.

discontinued operations was $2.9 million, $15.3 million and $10.9 million for fiscal 2001, 2000 and 1999, respectively. Income (loss) from discontinued operations of ($74.1) million, $52.0 million, and $15.0 million in fiscal 2001, 2000, and 1999 respectively, are net of income taxes of $147,000, $32.2 million and $9.8 million, for fiscal 2001, 2000 and 1999, respectively.

  OTHER DIVESTITURES AND ABANDONMENTS

     On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated AHL had more attractive options, and that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project-driven than anticipated with increasing surge capacity requirements and difficulties in forecasting utilization rates. To become a profitable business would have required significant additional investment to develop geographic density and maintain a national infrastructure. AHL completed the closing of the PIMMS business unit on March 16, 2001. The results of the PIMMS business are reflected within continuing operations from the date of acquisition, April 30, 1999, through the closing date in the accompanying consolidated financial statements.

     On June 30, 1999, AHL sold its United Kingdom bus transportation business to National Express Group PLC. The shuttle bus business generated approximately $6.0 million in revenues in 1998. As a result of this divestiture, AHL recorded a gain of approximately $400,000 in the year ended December 31, 1999 and assigned approximately $4.0 million in lease obligations to the purchaser.

4.  ACQUISITIONS

     During 1999, AHL completed three acquisitions of marketing services businesses. In December 1999, the Company acquired ServiceAdvantage, headquartered in Taylorville, Illinois for $19.9 million. In September 1999, the Company acquired CDI, headquartered in Minneapolis, Minnesota for $5.2 million. In April 1999, the Company acquired PIMMS, headquartered in Minneapolis, Minnesota for $65.0 million. These acquisitions were financed with borrowings under AHL's bank revolving Credit Facility and proceeds from its follow-on public offering in January 1999.

     The acquisitions were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective estimated fair values. Certain purchase agreements required additional payments based upon future operating results. Any contingent consideration amounts, when earned, were applied to goodwill of the respective acquisition. In January 2001, the Company paid $12.9 million for the final contingent consideration payment on the ServiceAdvantage acquisition. The amount was included as a contingent consideration payable at December 31, 2000 in the accompanying consolidated balance sheets.

                               AHL SERVICES, INC.

     The Company's unaudited pro forma results of continuing operations for the year ended December 31, 1999 are presented assuming that the acquisitions had been consummated January 1, 1999, and are not necessarily indicative of the results of operations which would have actually been obtained.

(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------
Pro forma revenue...........................................   $187,930
Pro forma income from continuing operations.................   $  4,767
Pro forma earnings per share from continuing operations:
  Basic.....................................................   $   0.28
  Diluted...................................................   $   0.27
Pro forma weighted average shares:
  Basic.....................................................     17,173
  Diluted...................................................     17,710

     Pro forma adjustments were recorded to include (i) increased interest expense to reflect interest on long-term debt borrowed to effect the acquisitions; (ii) increased depreciation and amortization expense as a result of the excess of the purchase price over the book value; and, (iii) provision for income taxes for net income of the acquired companies and pro forma adjustments.

5.  RESTRUCTURE AND OTHER UNUSUAL ITEMS

     Due to the difficult economic environment, the Company performed a strategic review of continuing operations and recorded charges to operations of $37.5 million during the third and fourth quarters of 2001. Charges to field operating expenses totaled $15.8 million and consisted of $4.4 million for estimated uncollectible accounts receivable, $3.8 million for the estimated costs of buying out unattractive or redundant leases, $2.9 million for workers' compensation claims, legal and other expenses related to the abandoned PIMMS operation, and $4.7 million for legal, bonus, severance for 66 employees and other costs associated with the Company's efforts to streamline operations. In the fourth quarter of 2001, the Company recorded an additional charge for $2.9 million to reserve against an outstanding receivable for a customer in bankruptcy proceedings. Charges to corporate general and administrative expenses totaled $10.9 million and included a charge of $3.7 million to adjust the note receivable balance due from the sale of the Company's U.S. specialized staffing businesses to its estimated net realizable value. The remaining $7.2 million in charges included $3.8 million to expense various business development costs incurred which, based on the current economic environment, will not be realized and charges of $2.6 million and $823,000 for severance for twelve employees and lease costs, respectively, incurred in conjunction with the closing of the Atlanta corporate offices. Finally, the Company recorded additional charges to depreciation and amortization expense of $7.9 million during 2001, consisting of $4.4 million for various equipment and leasehold improvements at the facilities replaced during 2001 and $3.5 million for internally developed software which was replaced during 2001.

     On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. As a result of this decision, the Company recorded $66.7 million in impairment and other related costs in December 2000, including a write-off of goodwill of $60.1 million, a write down of assets, primarily computer systems which will no longer be utilized, of $2.6 million, severance costs paid during 2000 of $2.6 million and the accrual for lease termination costs for the PIMMS facility of $1.4 million. In addition, the Company recorded, in field operating expenses, $12.8 million in working capital adjustments related to the abandoned PIMMS operations, primarily for disputed accounts receivable. The Company completed the closing of the PIMMS business unit on March 16, 2001, and recorded a final charge for the related severance expense for 188 employees of approximately $2.5 million in 2001.

                               AHL SERVICES, INC.

     The restructure charges are recorded in accordance with EITF No. 94-3, "Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The following table summarizes the activity in the restructuring liability accounts for the years ended December 31, 2001 and 2000:

                                             BALANCE AT   CHARGED TO              BALANCE AT
                                             BEGINNING    COSTS AND    AMOUNTS      END OF
                                              OF YEAR      EXPENSES      PAID        YEAR
                                             ----------   ----------   --------   ----------
Year ended December 31, 2000...............    $   --      $16,512     $(11,227)   $ 5,285
                                               ======      =======     ========    =======
Year ended December 31, 2001...............    $5,285      $22,160     $(10,851)   $16,594
                                               ======      =======     ========    =======

6.  INCOME TAXES

     The income tax (benefit) provision attributable to continuing operations consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001       2000      1999
                                                          -------   --------   ------
                                                                (IN THOUSANDS)
Current:
  Federal...............................................  $(6,351)  $(22,174)  $ (385)
  State.................................................      310     (3,146)     690
                                                          -------   --------   ------
                                                           (6,041)   (25,320)     305
Deferred:
  Federal...............................................      295     (6,425)   2,701
                                                          -------   --------   ------
          Total.........................................  $(5,746)  $(31,745)  $3,006
                                                          =======   ========   ======

     For the years ended December 31, 2001, 2000 and 1999, income tax expense of $147,000, $32.2 million and $9.8 million has been allocated to discontinued operations.

     The reconciliation of the federal statutory rate to the Company's effective tax provision attributable to continuing operations is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001      2000     1999
                                                              ------    ------    -----
Statutory federal tax rate..................................  (35.0)%   (35.0)%   35.0%
State income taxes, net of federal benefit..................    0.4      (2.6)     5.9
Permanent items.............................................   (0.8)     (0.2)     1.2
Other.......................................................   (0.6)     (2.2)    (2.6)
Valuation allowance.........................................   23.7        --       --
                                                              -----     -----     ----
          Total.............................................  (12.3)%   (40.0)%   39.5%
                                                              =====     =====     ====

                               AHL SERVICES, INC.

     Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Settlement obligation.....................................  $ 6,230   $ 3,900
  Allowance for doubtful accounts...........................    2,915       936
  Restructuring reserves....................................    1,916        --
  Notes receivable reserves.................................    1,755        --
  Self-insurance reserves...................................      719       780
  Accruals..................................................    2,456       338
  General business and foreign tax credits..................    3,578        --
  Other.....................................................      203       444
                                                              -------   -------
                                                               19,772     6,398
Deferred tax liabilities:
  Tax depreciation in excess of book........................   (1,353)     (892)
  Tax amortization in excess of book........................   (7,383)   (3,120)
  Other.....................................................       --      (416)
                                                              -------   -------
                                                               (8,736)   (4,428)
                                                              -------   -------
Net deferred tax assets before valuation allowance..........   11,036     1,970
Valuation allowance.........................................   (9,361)       --
                                                              -------   -------
Net deferred tax assets.....................................  $ 1,675   $ 1,970
                                                              =======   =======

     The Company has established a valuation allowance of $9.3 million at December 31, 2001 to reserve for approximately 85% of the net deferred tax asset. The valuation allowance was established due to the uncertainty regarding the realization of these assets.

     As a result of passage of the Job Creation and Worker Assistance Act of 2002, at December 31, 2001, the Company has federal general business credit carryforwards available of approximately $2 million, which begin to expire in 2018, and foreign tax credit carryforwards available of approximately $1 million, which expire in 2006. The utilization of these carryforwards is dependent upon the Company's ability to generate sufficient taxable income and/or foreign source income during the carryforward periods, and are subject to limitations imposed under Section 382 of the Internal Revenue Code.

                               AHL SERVICES, INC.

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                (IN THOUSANDS)
Credit Facility, interest at prime or LIBOR plus the
  applicable margins (composite 8.0% at December 31,
  2001).....................................................  $103,914   $66,961
Seller note issued for Draefern acquisition, interest at
  LIBOR plus 1.375% (Paid in full April 2001)...............        --       748
Equipment notes payable.....................................       235       467
                                                              --------   -------
                                                               104,149    68,176
Less current portion........................................    27,035       160
                                                              --------   -------
                                                              $ 77,114   $68,016
                                                              ========   =======

     Future aggregate annual maturities of long-term debt are as follows at December 31, 2001:

(IN THOUSANDS)
--------------
2002........................................................   $ 27,035
2003........................................................     77,114
2004........................................................         --
2005........................................................         --
2006........................................................         --
Thereafter..................................................         --
                                                               --------
                                                               $104,149
                                                               ========

     The Company obtains its working capital from borrowings pursuant to a Credit Facility with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. The Company's borrowings under the Credit Facility are secured by a lien on substantially all of its assets and the assets of its operating subsidiaries.

     The Company was not in compliance with certain of its covenants as of December 31, 2001, and has received a waiver from its bank group with respect to the non-compliance with these covenants for the periods of November 9, 2001 through April 15, 2002. On April 12, 2002, AHL reached an agreement with its banks to amend the facility. The amendment eliminated the default, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount the Company is permitted to borrow, increased the interest rates on the Credit Facility and modified the financial covenants. Under the amended agreement, at April 12, 2002, the Company is permitted to borrow up to $89.2 million. The amount that the Company is permitted to borrow decreases incrementally each month to approximately $74.1 million as of December 31, 2002.

     Under the Credit Facility, AHL is required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. The Company has monthly targets for each financial covenant that it must meet. If the Company fails to comply with the covenants, it will be in default. Upon the occurrence of a default, unless the lenders grant a further waiver, the Company will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable.

                               AHL SERVICES, INC.

     As required by the amended Credit Facility, AHL has retained an investment banking firm and is diligently pursuing opportunities for raising cash through the sale of debt or equity securities. Any proceeds from the sale of such securities will be used to reduce the outstanding amounts under the Credit Facility.

     As previously announced, AHL is diligently pursuing the sale of its German specialized staffing business. Management believes that the Company will be able to dispose of the business in the upcoming months. The net cash proceeds from the sale will be used to reduce the outstanding amounts under the Credit Facility.

     Even if AHL is successful in completing the sale of its German business and close on the sale of debt or equity securities in the upcoming months, the Company may not be able to fully repay the amounts outstanding under the Credit Facility, and may be required to obtain additional cash pursuant to a replacement senior secured credit facility. AHL is in preliminary discussions with several lenders about providing the necessary financing. If the Company has not repaid the facility in full by September 30, 2002, it is required to pursue other measures to obtain funds sufficient to repay the borrowings, including a business combination transaction.

     At December 31, 2001, $103.9 million was outstanding, (with approximately $58.0 million denominated in Euros) and $1.9 million was utilized under standby letters of credit. The carrying value of the Credit Facility approximates its fair value.

     Of the $103.9 million in aggregate commitments, the U.S. dollar equivalent of $58.0 million is available in certain foreign currencies. At December 31, 2001, the interest rate under the Credit Facility is based, at the Company's option, upon LIBOR plus an applicable margin, the domestic base rate plus an applicable margin (in the case of United States dollar borrowings) or the foreign base rate plus an applicable margin (in the case of borrowings denominated in pounds sterling or Euros/German marks). The domestic base rate is the greater of the rate publicly announced by First Union National Bank as its prime rate or the federal funds rate plus 50 basis points. The foreign base rate is the domestic prime rate. The applicable margin for LIBOR borrowings is based on a matrix ranging from 137.5 basis points to 212.5 basis points, based on the ratio of the Company's most recently reported total indebtedness to pro forma adjusted EBITDA.

     Effective December 29, 2000, AHL amended its Credit Facility to reduce the aggregate commitments from its lenders, subsequent to the sale of the U.S. and European aviation and facility services businesses, to $201.3 million from $375.0 million and to change the maturity date to April 15, 2002.

     The Company has historically maintained an interest rate swap agreement in an effort to hedge against increasing interest rates. The interest rate swap agreement expired November 1, 2001. This agreement was effective November 1, 2000, and was in the notional amount of Euro 61.6 million at a fixed rate of 4.63% plus the applicable margin. It replaced the three-year swap agreement effective May 14, 1999, at a notional amount of approximately $45.0 million, and the January 31, 2000 additional interest rate swap agreement in the notional amount of approximately $15.0 million.

8.  SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its senior management team. Although the Company has historically operated in several segments, continuing operations include only the Company's marketing services operations. Within these operations, the Company has several divisions providing outsourced marketing services. Because each of the divisions has similar economic characteristics, clients and services, however, they have been aggregated into one reportable segment.

                               AHL SERVICES, INC.

9.  RELATED-PARTY TRANSACTIONS

     In the normal course of business, the Company records revenues from a customer that is controlled by a member of the board of directors of the Company. Approximately $189,000 and $146,000 were due from this customer as of December 31, 2001 and 2000, respectively, and revenues recognized from this customer for the years ended December 31, 2001, 2000 and 1999, totaled $718,000, $1.4 million, and $1.3 million, respectively.

     In connection with the Company's settlement agreement with Securicor over the sale of its U.S. and European aviation and facility services businesses, the Company agreed to pay $5 million to AHL's Chairman of the board of directors, Frank Argenbright Jr. The payment is due October 12, 2003. In addition, upon the cessation of Mr. Argenbright's employment with AHL in 2001, the Company paid $2.0 million to Mr. Argenbright in satisfaction and termination of his performance bonus agreement.

10.  STOCK-BASED COMPENSATION

     In October 1996, the Company issued nonqualified stock options to purchase 107,500 shares of common stock at $4.64 per share to a former officer. The options became exercisable upon grant. In December 1996, the Company issued nonqualified stock options to purchase 591,250 shares of common stock at $11.76 per share. The options become exercisable ratably over five years. Effective February 28, 1997, the Company amended its employment agreements with three former officers. The amendment provided for 16,250 additional options to purchase shares of common stock at $10.75 per share, exercisable ratably over periods up to five years. The amendment also reduced the exercise price of the December 1996 option grants from $11.76 per share to $10.75 per share. Concurrent with the initial public offering in March 1997, the exercise price was changed from $10.75 to $10 per share.

  STOCK OPTION PLAN

     The Company's stock option plan (the "Plan") provides for the award of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees and independent directors of the Company. In February 1997, the Company reserved 385,000 shares of common stock for issuance under the Plan. The Company expanded the Plan in May 1998 by approving the reservation of 3,115,000 additional shares. An additional 1,000,0000 shares were added to the Plan effective October 2001, subject to shareholder approval. As of December 31, 2001, 1,908,050 options to purchase common stock were reserved under the Plan. The Plan is administered by the compensation committee of the board of directors. The purchase price of common stock upon grant of stock options must not be less than the fair market value of the common stock on the date of grant. The maximum term of any stock option is 10 years. The aggregate fair market value on the date of the grant of the stock for which stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Options are exercisable over a period of time in accordance with the terms of option agreements entered into at the time of grant. Options granted under the Plan are generally nontransferable by the optionee and, unless otherwise determined by the compensation committee, must be exercised by the optionee during the period of the optionee's employment or service with the Company.

     During 2001, the Company filed a tender offer statement whereby certain employees were offered the opportunity to exchange their existing options to purchase shares of common stock as granted under the Plan for new options to be granted under the Plan on or after July 1, 2002. The number of shares to be granted to employees will be equal to the number of shares exchanged by the option holder, subject to adjustments for any stock splits, stock dividends and similar events that occur prior to the replacement date. The exercise price of the new option will be equal to the closing sale price of common stock as reported on the replacement grant date, or $5.00, whichever is greater. Directors and Officers of the Company were not eligible to participate in the exchange.

                               AHL SERVICES, INC.

  STOCK OPTION SUMMARY

     The following is a summary of the Company's stock option information:

                                                                        WEIGHTED AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ----------   ----------------
Balance at December 31, 1998.............................   2,283,250        $16.17
  Granted................................................   1,330,500        $25.70
  Exercised..............................................     (34,400)       $10.73
  Forfeited..............................................     (78,500)       $20.63
                                                           ----------
Balance at December 31, 1999.............................   3,500,850        $19.75
  Granted................................................     787,500        $ 7.93
  Exercised..............................................          --        $   --
  Canceled...............................................    (699,500)       $24.31
                                                           ----------
Balance at December 31, 2000.............................   3,588,850        $16.26
  Granted................................................   1,758,000        $ 6.61
  Exercised..............................................     (17,500)       $10.00
  Canceled...............................................  (2,186,551)       $19.42
                                                           ----------
Balance at December 31, 2001.............................   3,142,799        $ 7.26
                                                           ==========
Exercisable at December 31, 2001.........................   1,386,674        $10.54
                                                           ==========
Exercisable at December 31, 2000.........................   1,698,225        $15.67
                                                           ==========
Exercisable at December 31, 1999.........................   1,138,850        $13.48
                                                           ==========

     The Company accounts for stock option grants using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts during 2001, 2000 and 1999:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                            2001          2000         1999
                                                        ------------   ----------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported.........................................   $(114,923)     $ 4,361      $19,594
  Pro forma...........................................   $(125,630)     $(5,225)     $12,152
Earnings (loss) per share
  Basic
     As reported......................................   $   (7.52)     $  0.27      $  1.14
     Pro forma........................................   $   (8.22)     $ (0.32)     $  0.71
  Diluted
     As reported......................................   $   (7.52)     $  0.27      $  1.11
     Pro forma........................................   $   (8.22)     $ (0.32)     $  0.69

                               AHL SERVICES, INC.

     The weighted average fair value of options granted was $4.30, $4.45 and $13.74 for fiscal years 2001, 2000 and 1999, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                                                              2001      2000    1999
                                                           ----------   -----   -----
Risk-free interest rate..................................  3.79%-4.85%   6.41%   5.53%
Dividend yield...........................................        0.00    0.00    0.00
Volatility factor........................................       88.00   67.00   65.00
Average expected life (years)............................         4.0     4.0     4.0
Forfeiture rate..........................................        5.00    5.00    3.00

11.  EMPLOYEE BENEFIT PLANS

  EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted, effective July 29, 1997, an employee stock purchase plan. Effective April 1, 1999 the plan was amended and restated. The plan permits employees to purchase shares of common stock at a price equal to 90% of the purchase price on the date of purchase. The Company has historically purchased such shares of common stock on the open market.

  DEFERRED COMPENSATION PLAN

     The Company has a nonqualified deferred compensation plan covering management and highly compensated employees. The plan allows participants to defer a portion of their annual compensation, with a minimum requirement of $1,000 but not to exceed 35% of compensation, to the plan. The plan allows the Company to make discretionary matching contributions to the plan; employees vest ratably over five years on all matching contributions. Employees may elect to have deferrals made to either a retirement, education or fixed plan account. The Company has never made a matching contribution to this plan. Approximately $538,000 and $680,000 related to this plan is included in other current liabilities at December 31, 2001 and 2000, respectively, in the accompanying consolidated balance sheets.

  401(K) PLAN

     The Company has a 401(k) plan offered to all employees who meet the age and service requirements. New employees may participate in the plan after three months of employment. The plan requires the Company to match a certain percentage of the amounts contributed by the employees. Employees are eligible for the Company match after one year of employment. The Company expensed $840,000, $764,000 and $416,000 for the employer match for the years ended December 31, 2001, 2000 and 1999, respectively.

12.  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases office and warehouse space and equipment under lease agreements expiring through October 2016. Rental expense under these operating leases was $13.1 million, $11.7 million and $8.5 million in fiscal 2001, 2000 and 1999, respectively.

     The lease on the former executive headquarters in Atlanta, Georgia expires June 2003; effective March 2002, the Company has negotiated a sublease with a third party for the lease term. At December 31, 2001, AHL has reserved $400,000 for the lease costs on the remaining term of the lease. Funds received for the sublease of the headquarters in 2002 and 2003 will be used to reduce rent expense for those periods.

                               AHL SERVICES, INC.

     Future minimum lease payments for noncancelable leases were as follows at December 31, 2001:

(IN THOUSANDS)
--------------
2002........................................................   $10,327
2003........................................................     8,603
2004........................................................     6,284
2005........................................................     3,847
2006........................................................     3,439
Thereafter..................................................    35,162
                                                               -------
                                                               $67,662
                                                               =======

  INSURANCE

     The Company participates in partially self-insured, high-deductible workers' compensation and auto insurance plans. Exposure is limited per occurrence ($250,000 for workers' compensation and auto liability claims) and in the aggregate. In addition, the Company is partially self-insured for health claims for certain U.S. employees. Reserves are estimated for both reported and unreported claims. Revisions to estimated reserves are recorded in the periods in which they become known. Estimated self-insurance reserves for workers' compensation and auto liability claims as of December 31, 2001 and 2000, totaling $1.8 million and $2.0 million, respectively, represent management's best estimate. While there can be no assurance that actual future claims will not exceed the amount of the Company's reserves, in the opinion of the Company's management, any future adjustments to estimated reserves included in the accompanying consolidated balance sheets will not have a material impact on the consolidated financial statements.

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

13.  SUBSEQUENT EVENTS

     On March 19, 2002, AHL sold its United Kingdom specialized staffing services business for $29.5 million in cash. Net of transaction costs of $2.7 million, the sale yielded $26.8 million of proceeds, which were used to reduce outstanding debt. The Company recorded a charge of $9.4 million in the fourth quarter of 2001 to reduce the net assets of the UK business to their realizable value.

     On April 12, 2002, AHL reached agreement with its banks to amend its Credit Facility. The amendment extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount the Company is permitted to borrow, increased the interest rates that the Company is required to pay and modified the financial covenants. Under the amended agreement, at April 12, 2002, AHL was permitted to borrow up to $89.2 million. The amount that AHL is permitted to borrow decreases incrementally each month to approximately $74.1 million as of December 31, 2002.

     On April 12, 2002, AHL entered into a definitive settlement agreement with Securicor pursuant to which AHL agreed to pay Securicor $13.0 million with respect to the post-closing adjustments from the sale of the U.S. and European aviation and facility services businesses. Securicor released AHL from all pending and potential indemnity claims related to the sale, with limited exceptions. In connection with the settlement, AHL agreed to pay to Mr. Frank Argenbright, the Chairman of its board of directors, $5.0 million.

                               AHL SERVICES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS               DEDUCTIONS
                                                   -------------------------   -------------------
                                      BALANCE AT   CHARGED TO     ASSUMED      ACCOUNTS              BALANCE AT
                                      BEGINNING    COSTS AND         IN        WRITTEN    AMOUNTS      END OF
CLASSIFICATION                         OF YEAR      EXPENSES    ACQUISITIONS     OFF        PAID        YEAR
--------------                        ----------   ----------   ------------   --------   --------   ----------
                                                               (AMOUNTS IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 1999......    $1,099      $   534        $3,914      $ (2,994)  $     --    $ 2,553
                                        ======      =======        ======      ========   ========    =======
  Year ended December 31, 2000......    $2,553      $15,416        $   --      $(15,083)  $     --    $ 2,886
                                        ======      =======        ======      ========   ========    =======
  Year ended December 31, 2001......    $2,886      $ 8,281        $   --      $ (3,517)  $     --    $ 7,650
                                        ======      =======        ======      ========   ========    =======
Restructure reserves:
  Year ended December 31, 2000......    $   --      $16,512        $   --      $     --   $(11,227)   $ 5,285
                                        ======      =======        ======      ========   ========    =======
  Year ended December 31, 2001......    $5,285      $22,160        $   --      $     --   $(10,851)   $16,594
                                        ======      =======        ======      ========   ========    =======

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2002.

                                          AHL SERVICES, INC. (Registrant)

                                          By:    /s/ A. CLAYTON PERFALL
                                            ------------------------------------
                                                     A. Clayton Perfall
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2002.

                    SIGNATURE                                              TITLE
                    ---------                                              -----
          /s/ FRANK A. ARGENBRIGHT, JR.                            Chairman and Director
 ------------------------------------------------
            Frank A. Argenbright, Jr.

              /s/ A. CLAYTON PERFALL                        Chief Executive Officer and Director
 ------------------------------------------------
                A. Clayton Perfall

              /s/ HEINZ STUBBLEFIELD                              Chief Financial Officer
 ------------------------------------------------       (Principal Accounting and Financial Officer)
                Heinz Stubblefield

                /s/ EDWIN C. GAGE                                         Director
 ------------------------------------------------
               Edwin C. "Skip" Gage

                 /s/ JOHN W. WARD                                         Director
 ------------------------------------------------
                   John W. Ward

              /s/ WYCK A. KNOX, JR.                                       Director
 ------------------------------------------------
                Wyck A. Knox, Jr.

               /s/ BILL W. SHOPTAW                                        Director
 ------------------------------------------------
                 Bill W. Shoptaw