Form 10-Q
period 2002-03-31
AHL SERVICES INC
filed 2002-05-10
CIK 1030740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to______

                          Commission File No. 000-22195

                               AHL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            GEORGIA                                        58-2277249
            -------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                         Identification No.)

1000 WILSON BLVD, STE 910                                     22209
-------------------------                                     -----
        ARLINGTON, VA
        -------------
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (703) 528-9688
                                                           --------------

                                 Not Applicable
                                 --------------

               Former name, former address and former fiscal year,
                          if changed since lastreport.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,246,792 shares on May 1, 2002.

No auditor has opined that the unaudited condensed consolidated financial statements contained in this Report on Form 10-Q present fairly, in all material respects, the financial position and results of operations and cash flows of the Company for the periods presented in accordance with generally accepted accounting principles. See Part II, Item 5.

                               AHL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                         PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
                Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ............   1
                Condensed Consolidated Statements of Operations for the three months ended
                  March 31, 2002 and 2001 ...................................................................   2
                Condensed Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2002 and 2001 ...................................................................   3
                Notes to Condensed Consolidated Financial Statements ........................................   4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations ...........   8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ......................................  12

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings ...............................................................................  13
Item 2.     Changes in Securities and Use of Proceeds .......................................................  13
Item 3.     Defaults Upon Senior Securities .................................................................  13
Item 4.     Submission of Matters to a Vote of Security Holders .............................................  13
Item 5.     Other Information ...............................................................................  13
Item 6.     Exhibits and Reports on Form 8-K ................................................................  13


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               AHL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                                 March 31,        December 31,
                                                                                    2002             2001
                                                                              ---------------   ---------------
                                ASSETS                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $  8,045           $ 6,817
    Accounts receivable, net of allowance of $7,478 and $7,650
      in 2002 and 2001, respectively                                                15,480            11,388
    Unbilled services                                                                5,307             7,873
    Work in process                                                                  1,304             1,350
    Reimbursable customer expenses                                                   6,615             5,542
    Prepaid expenses and other                                                       3,117             3,144
    Income taxes receivable                                                          5,554            10,997
    Deferred income taxes                                                            1,675             1,675
    Net assets of discontinued operations                                           30,060            59,747
                                                                             -------------       -----------
        Total current assets                                                        77,157           108,533

Property and equipment, net                                                         22,958            22,553
Intangibles, net                                                                   103,295           103,295
Notes receivable                                                                     5,000             5,000
Other assets                                                                           434               341
                                                                             -------------      ------------
        Total assets                                                             $ 208,844         $ 239,722
                                                                             =============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $  3,377           $ 6,465
    Accrued payroll and other current liabilities                                   19,184            17,426
    Current portion of self-insurance reserves                                       1,581             1,296
    Current portion of debt                                                         77,906            27,035
                                                                            --------------      ------------
        Total current liabilities                                                  102,048            52,222

Debt, less current portion                                                               -            77,114
Self-insurance reserves, less current portion                                        1,204             1,475
Settlement obligation                                                               18,000            18,000
                                                                             -------------       -----------
        Total liabilities                                                          121,252           148,811
                                                                             -------------       -----------

Shareholders' equity:
    Common stock, $.01 par value:
      17,427,392 shares issued; 15,246,792 shares outstanding                          175               175
    Preferred stock, no par value: no shares outstanding                                 -                 -
    Paid-in capital                                                                177,011           177,011
    Accumulated deficit                                                            (69,594)          (66,275)
    Treasury stock at cost:  2,180,600 shares                                      (20,000)          (20,000)
                                                                            --------------      ------------
        Total shareholders' equity                                                  87,592            90,911
                                                                            --------------      ------------
          Total liabilities and shareholders' equity                             $ 208,844         $ 239,722
                                                                            ==============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)


                                                                           Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------

                                                                           2002            2001
                                                                       -------------   -------------

Revenues                                                                  $  32,216        $ 37,873
Cost of services                                                             14,207          17,551
                                                                      -------------   -------------
Gross margin                                                                 18,009          20,322

Costs and expenses:
    Operating                                                                15,716          17,235
    Corporate general and administrative                                        879           1,611
    Depreciation and amortization                                             1,195           2,120
    Final PIMMS severance costs                                                   -           2,523
                                                                       ------------    ------------
Operating income (loss)                                                         219          (3,167)

    Interest expense, net                                                     1,622             752
                                                                       ------------    ------------
Loss from continuing operations before income taxes                          (1,403)         (3,919)

    Income tax benefit                                                            -          (1,568)
                                                                       ------------    ------------
Loss from continuing operations                                              (1,403)         (2,351)
                                                                       ------------    ------------
Income (loss) from discontinued operations, net of taxes                     (1,916)          1,017
                                                                       ------------    ------------
Net loss                                                                  $  (3,319)       $ (1,334)
                                                                       ============    ============
Basic and diluted earnings (loss) per share:

Loss from continuing operations                                           $   (0.09)       $  (0.15)
                                                                       ============    ============
Income (loss) from discontinued operations                                $   (0.13)       $   0.06
                                                                       ============    ============
Net loss                                                                  $   (0.22)       $  (0.09)
                                                                       ============    ============
Basic and diluted weighted average common and
    common equivalent shares                                                 15,247          15,386
                                                                       ============    ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               AHL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)


                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                               ---------------------------
                                                                                                  2002           2001
                                                                                              ------------   ------------


CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
    Loss from continuing operations                                                              $  (1,403)     $ (2,351)
    Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
        Depreciation and amortization                                                                1,195         2,120
        Changes in operating assets and liabilities:
          Accounts receivable and unbilled services, net                                            (1,526)        3,562
          Work in process, prepaid expenses and other                                               (1,093)       (8,549)
          Accounts payable                                                                          (3,088)        1,797
          Accrued payroll and other current liabilities                                              1,758         4,410
          Self-insurance reserves                                                                       14          (720)
          Income taxes receivable                                                                    5,443        (2,094)
                                                                                              ------------   -----------
             Net cash provided by (used in) operating activities of continuing operations            1,300        (1,825)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
    Purchases of property and equipment, net                                                        (1,600)       (3,015)
    Acquisition consideration paid                                                                       -       (12,901)
                                                                                              ------------   -----------
              Net cash used in investing activities of continuing operations                        (1,600)      (15,916)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
    Net borrowings (repayments) under Credit Facility                                              (26,243)       17,012
    Repurchases of AHL common stock                                                                      -        (1,689)
    Proceeds from exercise of stock options                                                              -           175
                                                                                              ------------   -----------
             Net cash provided by (used in) financing activities of continuing operations          (26,243)       15,498

Net decrease in cash and cash equivalents of continuing operations                                 (26,543)       (2,243)
Investments and advances to discontinued operations                                                    927        (8,374)
Proceeds from the sale of discontinued operations, net of transaction costs                         26,844             -
Cash and cash equivalents at beginning of period                                                     6,817        19,926
                                                                                              ------------   -----------
Cash and cash equivalents at end of period                                                       $   8,045      $  9,309
                                                                                              ============   ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                                       $   1,921      $  1,734
    Cash paid (recovered) for income taxes, net                                                  $  (5,483)     $  1,130


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AHL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


1.  BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS DESCRIPTION

The continuing operations of AHL Services, Inc. ("AHL" or the "Company"), a Georgia corporation incorporated in March 1997, provide outsourced marketing services. The Company's service offerings include trade promotion and fulfillment services, consumer promotion and fulfillment services and retail merchandising. The Company currently operates in one segment, with continuing operations in North America.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein, except for the December 31, 2001 balance sheet which was extracted from the audited financial statements of December 31, 2001, have been prepared by AHL Services, Inc. ("AHL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the year ending December 31, 2002. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Reported results from operations for 2002 include the continuing marketing services businesses. Results from operations for 2001 include the continuing marketing services businesses as well as the PIMMS store set-up business which ceased operations on March 16, 2001.

On July 20, 2001, AHL announced, as part of the strategic transformation of the business, its intention to divest the European specialized staffing services business. On March 19, 2002, the Company sold its United Kingdom specialized staffing services business for $29.5 million in cash (see Note 2). AHL is in discussions with potential acquirers of the German staffing business. It is the intention of the Company to complete this divestiture in the upcoming months. In accordance with the provisions of Accounting Principles Board Opinion No. 30, the Company has reflected the results of its European specialized staffing businesses as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations as a single line segregated from the assets and liabilities of continuing operations, and the earnings of these businesses as a single line item segregated from the results of continuing operations. The accompanying notes to the condensed consolidated financial statements, except Note 2, relate only to the continuing operations of AHL.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with current year presentation.

2.  DIVESTITURES AND ABANDONMENTS

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

As announced on July 20, 2001, AHL also intends to divest the German specialized staffing services business. Deutsche Bank has been retained as its advisors and discussions are underway with potential acquirers. The Company intends to complete this divestiture in the upcoming months. Net proceeds from the divestiture will be used to further reduce outstanding debt.

After a comprehensive review of the business by Deutsche Bank, and due to economic and capital market conditions, the Company adjusted the net basis of the European specialized staffing services business in the third quarter of 2001 to approximately $92.0 million, taking a charge of $25.0 million. Based on negotiations for the sale of the Germany specialized staffing services business, and concurrent with the $9.4 million charge taken in the fourth quarter of 2001 for the UK business, AHL recorded an additional charge of $20.8 million related to the impairment of goodwill on the German business.

Revenues of discontinued operations were $46.1 million and $53.4 million for the three months ended March 31, 2002 and 2001, respectively. It is the Company's policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, which generally requires an allocation based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company, or based on debt that can be identified as being directly attributable to the discontinued operations. Interest allocated to discontinued operations was $666,000 and $756,000 for the three months ended March 31, 2002 and 2001, respectively. Income (loss) from discontinued operations of ($1.9) million and $1.0 million for the three months ended March 31, 2002 and 2001, respectively, are net of income taxes of $32,000 and $601,000 for the same period in 2002 and 2001, respectively.

OTHER DIVESTITURES AND ABANDONMENTS

On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated AHL had more attractive options, and that the store set-up business did not meet criteria for continued investment. AHL completed the closing of the PIMMS business unit on March 16, 2001. The results of the PIMMS business are reflected within continuing operations through the closing date in the accompanying condensed consolidated financial statements.

On December 29, 2000, AHL sold its U.S. and European aviation and facility services businesses for $185 million in cash to Securicor plc. ("Securicor"), a business services company headquartered in the United Kingdom. The sale price for the U.S. and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital. At December 31, 2001, the Company had reserved $18.0 million for the final adjustments.

On April 12, 2002, AHL entered into a definitive settlement agreement with Securicor pursuant to which AHL agreed to pay Securicor $13.0 million with respect to the amount of the adjustments to the purchase price. Securicor also released the Company from all pending and potential indemnity claims related to the sale of the U.S. and European aviation and facility services businesses, with limited exceptions. In connection with the settlement, AHL agreed to pay Mr. Frank Argenbright, the Chairman of AHL's board of directors, $5.0 million.

AHL's obligation to pay Securicor the $13.0 million settlement payment is evidenced by two secured, subordinated promissory notes in the amounts of $10.0 million and $3.0 million. The Company's obligation to pay the $13.0 million settlement payment matures in two installments. The first installment, in the amount of $9.0 million, matures on April 12, 2003; the remaining installment of $4.0 million matures on October 12, 2003. AHL may prepay the notes at any time without premium or penalty. If the Company pays $10.0 million of the settlement amount on or before October 12, 2002, Securicor is obligated to forgive the remaining $3.0 million. The notes are secured by a lien on substantially all of the Company's assets. AHL's obligation to pay the settlement amount, and the lien securing its obligation, is subordinate to its obligation to pay all amounts outstanding or due pursuant to its existing Credit Facility (the "Credit Facility") and any substitute or replacement senior secured bank credit arrangement. The notes bear interest at a rate of 7% per annum. Interest on the notes will accrue and be added to the principal until the Company repays or refinances the amounts outstanding under its Credit Facility, at which time interest on the notes will be payable quarterly. AHL's obligation to pay Mr.
                                        5

Argenbright $5.0 million is unsecured and does not bear interest. The obligation matures on October 12, 2003; however, if the Company repays $10.0 million of the amount it owes Securicor on or before October 12, 2002, then the Company has agreed, at the same time, to pay Mr. Argenbright $3.0 million of the amount owed him.

3.  LONG-TERM DEBT

The Company obtains its working capital from borrowings pursuant to a Credit Facility with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. The Company's borrowings under the Credit Facility are secured by a lien on substantially all of its assets and the assets of its operating subsidiaries.

The Company was not in compliance with certain of its covenants as of December 31, 2001, and received a waiver from its bank group with respect to the non-compliance with these covenants for the periods of November 9, 2001 through April 15, 2002. On April 12, 2002, AHL reached an agreement with its banks to amend the facility. The amendment eliminated the defaults, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount the Company is permitted to borrow, increased the interest rates on the Credit Facility and modified the financial covenants. Under the amended agreement, at April 12, 2002, the Company is permitted to borrow up to $89.2 million. The amount that the Company is permitted to borrow decreases incrementally each month to approximately $74.1 million as of December 31, 2002. Approximately $77.7 million was outstanding under the Credit Facility at March 31, 2002.

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

Even if AHL is successful in completing the sale of its German business and closes on the sale of debt or equity securities in the upcoming months, the Company may not be able to fully repay the amounts outstanding under the Credit Facility, and may be required to obtain additional cash pursuant to a replacement senior secured credit facility. If the Company has not repaid the facility in full by September 30, 2002, it is required to pursue other measures to obtain funds sufficient to repay the borrowings, including a business combination transaction.

4.  RESTRUCTURE AND OTHER UNUSUAL ITEMS

Due to the difficult economic environment, the Company performed a strategic review of continuing operations and recorded charges of $37.5 million during the third and fourth quarters of 2001. Charges to operating expenses totaled $15.8 million and consisted of $4.4 million for estimated uncollectible accounts receivable, $3.8 million for the estimated costs of buying out unattractive or redundant leases, $2.9 million for workers' compensation claims, legal and other expenses related to the abandoned PIMMS operation, and $4.7 million for legal, bonus, severance for 66 employees and other costs associated with the Company's efforts to streamline operations. In the fourth quarter of 2001, the Company recorded an additional charge for $2.9 million to reserve against an outstanding receivable for a customer in bankruptcy proceedings. Charges to corporate general and administrative expenses totaled $10.9 million and included a charge of $3.7 million to adjust the note receivable balance due from the sale of the Company's U.S. specialized staffing businesses to its estimated net realizable value. The remaining $7.2 million in charges included $3.8 million to expense various business development costs incurred which, based on the current economic
                                        6
environment, will not be realized and charges of $2.6 million and $823,000 for severance for twelve employees and lease costs, respectively, incurred in conjunction with the closing of the Atlanta corporate offices. Finally, the Company recorded additional charges to depreciation and amortization expense of $7.9 million during 2001, consisting of $4.4 million for various equipment and leasehold improvements at the facilities replaced during 2001 and $3.5 million for internally developed software which was replaced during 2001.

On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. As a result of this decision, the Company recorded $66.7 million in impairment and other related costs in December 2000, including a write-off of goodwill of $60.1 million, a write down of assets, primarily computer systems which will no longer be utilized, of $2.6 million, severance costs paid during 2000 of $2.6 million and the accrual for lease termination costs for the PIMMS facility of $1.4 million. In addition, the Company recorded, in operating expenses, $12.8 million in working capital adjustments related to the abandoned PIMMS operations, primarily for disputed accounts receivable. The Company completed the closing of the PIMMS business unit on March 16, 2001, and recorded a final charge for the related severance expense for 188 employees of approximately $2.5 million in 2001.

The restructure charges are recorded in accordance with EITF No. 94-3, "Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The following table summarizes the activity in the restructuring liability accounts for the year ended December 31, 2001 and the period ended March 31, 2002:

                                                 Balance at      Charged to                      Balance at
                                                 beginning       costs and         Amounts         end of
                                                 of period        expenses           paid          period
                                               --------------   -------------    -------------   ------------
    Year ended December 31, 2001                    $  5,285        $ 22,160       $ (10,851)       $ 16,594
                                               ==============   =============    =============   ============
    Three months ended March 31, 2002               $ 16,594        $      -       $  (7,535)       $  9,059
                                               ==============   =============    =============   ============

5.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. This change in accounting will increase 2002 quarterly net income by approximately $558,000 or $0.04 per share, and 2002 net income by approximately $2.2 million or $0.15 per share, assuming a federal tax rate of 40%, because goodwill will no longer be amortized. For the three months ended March 31, 2001, approximately $930,000 of amortization expense from goodwill and other intangibles is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and a test for impairment of goodwill and intangibles with indefinite lives annually, unless events and circumstances indicate that the carrying amounts may not be recoverable. The Company is currently in the process of completing its initial impairment analysis.

In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", (effective for AHL January 1, 2003) and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", (effective for AHL January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The adoption of SFAS No. 143 and SFAS No. 144 is not expected to have a significant impact on the Company's financial position or results of operations.
                                        7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements made in this Quarterly Report on Form 10-Q and other written or oral statements made by or on behalf of AHL may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes", "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, other than as required by law.

    Among the important factors that could cause actual results to differ materially from those indicated in our forward-looking statements are: our ability to find a buyer for, and to successfully negotiate and close the sale of, our German specialized staffing business; our ability to close on a sale of debt or equity securities in the upcoming months; our ability to continue to satisfy our covenants under our Credit Facility; reliance on the trend toward outsourcing marketing services; reliance on a small number of clients for a significant portion of our revenues; dependence on our labor force; competition in our industry; and general economic conditions. These and other risks are discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2002.

    The following discussion and analysis of the financial condition and results of operations of AHL should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, and included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

    Historically we also have operated specialized staffing businesses in the United Kingdom and Germany. On March 19, 2002, we sold our United Kingdom specialized staffing services business for $29.5 million in cash. We are currently in the process of divesting our German staffing business. Deutsche Bank has been retained as our advisors and discussions are underway with potential acquirers. We intend to complete this divestiture in the upcoming months.

RESULTS OF OPERATIONS

     We derive our revenue primarily from three sources: (1) consumer promotion and fulfillment services, (2) trade promotion and fulfillment services and (3) retail merchandising services. Within our consumer promotion and fulfillment services, our call centers recognize revenue based on the number of calls and agents assigned, according to written pricing agreements. Our consumer and trade promotion and fulfillment services record revenue at the conclusion of the material selection, packaging and shipping process. Our retail merchandising services recognize revenue as services are rendered, based on contracted hourly billing rates. In general, we recognize revenues as programs are completed, services are rendered and/or as products are shipped in accordance with the terms of the contracts. Some of the contracts include postage and other items purchased by us as an agent on behalf of our client. For these items, we record the net billings to our customers as revenue.

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

    The following table sets forth consolidated statements of operations data as a percentage of revenues for the periods indicated:

                                                                            Three Months Ended
                                                                                March 31,
                                                                          ----------------------
                                                                           2002            2001
                                                                         ---------       ---------
Revenues                                                                   100.0%         100.0%
Cost of services                                                            44.1           46.3
                                                                         ---------       ---------
Gross margin                                                                55.9           53.7

Costs and expenses:
  Operating                                                                 48.8           45.5
  Corporate general and administrative                                       2.7            4.2
  Depreciation and amortization                                              3.7            5.6
  Final PIMMS severance costs                                                  -            6.7
                                                                         ---------       ---------
Operating income (loss)                                                      0.7           (8.3)

  Interest expense, net                                                      5.0            2.0
                                                                         ---------      ----------
Loss from continuing operations before income taxes                         (4.3)         (10.3)
  Income tax benefit                                                           -           (4.1)
                                                                         ---------      ----------
Loss from continuing operations                                             (4.3)          (6.2)
                                                                         ---------      ----------
Income (loss) from discontinued operations                                  (6.0)           2.7
                                                                         ---------      ----------
Net loss                                                                   (10.3%)         (3.5%)
                                                                         =========      ==========

COMPARISON OF RESULTS - THREE MONTHS ENDED MARCH 31, 2002 AND 2001

    Reported continuing operating results for 2002 include the marketing services businesses. Reported continuing operating results for 2001 include the marketing services businesses as well as the PIMMS store set-up business which ceased operations during the first quarter of 2001. Discontinued operations for all periods presented include the European specialized staffing businesses.

    Revenues. Revenues decreased $5.7 million, or 15%, to $32.2 million for the three months ended March 31, 2002 from $37.9 million for the same period in 2001. Revenues for the three months ended March 31, 2001 included $918,000 for the abandoned PIMMS operation. Excluding PIMMS, revenues for the period decreased $4.7 million, or 13%. The decrease is primarily a result of a decline in retail merchandising sales to a customer that is in bankruptcy proceedings, as well as a decline in sales in our automotive trade fulfillment division due to the economic slowdown and resulting cost reduction programs at our automotive clients.

    Cost of Services. Cost of services decreased $3.3 million, or 19%, to $14.2 million for the three months ended March 31, 2002 from $17.5 million for the same period in 2001. Cost of services for the three months ended March 31, 2001 included $389,000 for the abandoned PIMMS operation. Excluding PIMMS, costs of services decreased $2.9 million, or 17%. The decrease in cost of services is a result of the direct reduction in variable costs, including labor related costs and material handling costs, associated with the reduction in sales between periods and to efficiencies
                                        9
gained from the consolidation of several warehouses into one facility in late 2001. As a percentage of revenues, cost of services decreased to 44.1% for the three months ended March 31, 2002 from 46.3% for the same period in 2001.

    Gross Margin. Gross margin decreased $2.3 million, or 11%, to $18.0 million for the three months ended March 31, 2002 from $20.3 million for the same period in 2001. Gross margin for the three months ended March 31, 2001 included $529,000 from the abandoned PIMMS operation. Excluding PIMMS, gross margin decreased $1.8 million, or 9%. As a percentage of revenues, gross margin increased to 55.9% for the three months ended March 31, 2002 from 53.7% for the same period in 2001, due to the reasons discussed above.

    Operating. Operating expenses decreased $1.5 million, or 9%, to $15.7 million for the three months ended March 31, 2002 from $17.2 million for the same period in 2001. Operating expenses for the three months ended March 31, 2001 included $529,000 for the abandoned PIMMS operations. Excluding PIMMS, operating expenses decreased $1.0 million, or 6%, due to cost savings gained on lease, maintenance and utility costs from the consolidation of several warehouses into one new facility in late 2001. As a percentage of revenues, operating expenses increased to 48.8% for the three months ended March 31, 2002 as compared to 45.5% for the same period in 2001 due to the fixed nature of certain operating costs in relation to the 15% reduction in revenues.

    Corporate General and Administrative. Corporate general and administrative expenses decreased $732,000, or 45%, to $879,000 for the three months ended March 31, 2002 from $1.6 million for the same period in 2001. As a percentage of revenues, these expenses decreased to 2.7% for the three months ended March 31, 2002 as compared to 4.3% for the same period in 2001, due to reductions in personnel and occupancy costs from the closing of the Atlanta corporate offices.

    Depreciation and Amortization. Depreciation and amortization decreased $925,000, or 44%, to $1.2 million for the three months ended March 31, 2002 from $2.1 million for the same period in 2001. As a percentage of revenues, depreciation and amortization decreased to 3.7% for the three months ended March 31, 2002 from 5.6% for the same period in 2002. Depreciation and amortization expense for the three months ended March 31, 2001 includes approximately $930,000 of amortization of goodwill and intangibles, which is no longer being amortized in accordance with SFAS No. 142. Excluding the amortization of goodwill and intangibles in 2001, depreciation and amortization has remained consistent between periods.

    Final PIMMS Severance Costs. Final PIMMS severance costs represent severance costs related to the abandonment of the PIMMS operation. We completed the closing of the PIMMS operation on March 16, 2001, and took a charge for the related severance expense of $2.5 million for 2001.

    Operating Income (Loss). Operating income was $219,000 for the three months ended March 31, 2002 as compared to an operating loss of ($3.2) million for the same period in 2001. The operating loss for the three months ended March 31, 2001 included a $2.5 million charge for the abandoned PIMMS operation. As a percentage of revenues, operating income was 0.7% for the three months ended March 31, 2002 as compared to an operating loss of (8.3%) for the same period in 2001, primarily as a result of the operating efficiencies gained in 2002 and the severance charge from the PIMMS operation for 2001.

    Interest Expense, Net. Interest expense, net, represents the interest on our outstanding debt allocated to continuing operations. Net interest expense increased $870,000, or 116%, to $1.6 million for the three months ended March 31, 2002 from $752,000 for the same period in 2001. The increase is due to a combination of higher interest rates and a larger debt balance maintained in the three months ended March 31, 2002 compared to the same period in 2001. Debt was incurred in the first quarter of 2001 to complete the share repurchase program. As a percentage of revenues, net interest expense was 5.0% for the three months ended March 31, 2002 as compared to 2.0% for the same period in 2001.

    Income Tax Benefit. Income tax benefit was $1.6 million for the three months ended March 31, 2001. Due to the uncertainty regarding the realization of our federal general business credit carryforwards, we have recorded a valuation allowance against our income tax benefit for 2002. In 2001, we provided for income taxes at a rate of 40%.

DISCONTINUED OPERATIONS

    On March 19, 2002, we sold our United Kingdom specialized staffing services business. As announced on July 20, 2001, we intend to divest our German specialized staffing business in 2002. In accordance with the provisions of Accounting Principles Board Opinion No. 30, we have reflected the results of our European specialized staffing businesses as discontinued operations in the condensed consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations as a single line segregated from the assets and liabilities of continuing operations, and the earnings of these businesses as a single line item segregated from the results of continuing operations.

    Income (Loss) From Discontinued Operations, Net of Taxes. Revenues were $46.1 million and $53.4 million for the three months ended March 31, 2002 and 2001, respectively, for the European specialized staffing businesses. The loss from discontinued operations of ($1.9) million for the three months ended March 31, 2002 is net of the applicable interest expense of $666,000 and income tax provision of $32,000. Income from discontinued operations of $1.0 million for the three months ended March 31, 2001 is net of the applicable interest expense of $756,000 and income tax provision of $601,000, respectively. The loss from discontinued operations for 2002 is due primarily to the effect on the staffing operations of the difficult economic environment.

NET LOSS

    Net loss increased $2.0 million to a loss of $3.3 million for the three months ended March 31, 2002 from $1.3 million for the same period in 2001, due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities of continuing operations was $1.3 million for the three months ended March 31, 2002, compared to cash used by operating activities of continuing operations of $1.8 million for the same period in 2001. The increase in cash in 2002 is primarily the result of a large federal tax refund as well as fluctuations in working capital accounts.

    Cash used in investing activities of continuing operations for the three months ended March 31, 2002 was $1.6 million compared to $15.9 million for the same period in 2001. Cash used in 2002 was for additions to property and equipment. Cash used in 2001 was due to the acquisition consideration paid for the ServiceAdvantage earn-out of $12.9 million and additions to property and equipment of $3.0 million. Capital expenditures for 2002 are anticipated to be significantly lower than 2001.

    Cash used in financing activities of continuing operations for the three months ended March 31, 2002 was $26.2 million compared to cash provided by financing activities of continuing operations of $15.5 million for the same period in 2001. The March 19, 2002 sale of the United Kingdom specialized staffing services business provided funds for repayments on our Credit Facility of $26.8 million, offset by borrowings for working capital needs of $600,000. In 2001, we had net borrowings under our Credit Facility of $17.0 million, using $1.7 million of these funds to repurchase 172,500 shares of our common stock. The exercise of stock options generated $175,000 in proceeds in 2001.

Credit Facility

    We obtain our working capital from borrowings pursuant to a Credit Facility with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. Our borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the assets of our operating subsidiaries.

    At December 31, 2001, we were not in compliance with a number of the covenants under the Credit Facility. On April 12, 2002, we reached agreement with our banks to amend the facility. The amendment eliminated the defaults, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount we are permitted to borrow, increased the interest rates that we are required to pay and modified our financial covenants. Under the amended agreement, at April 12, 2002, we were permitted to borrow up to $89.2 million. The amount that we are permitted to borrow decreases incrementally each month to approximately $74.1 million as of December 31, 2002.

    Under the Credit Facility, we are required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. We have monthly targets for each
                                       11
financial covenant that we must meet. If we fail to comply with the covenants, we will be in default. Upon the occurrence of a default, unless our lenders grant a further waiver, we will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable.

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

    We cannot provide assurance that we will successfully complete the disposition of our German business, the issuance of debt or equity securities or the refinancing of any amounts that remain outstanding under the Credit Facility. We are dependent on the availability of borrowings pursuant to the Credit Facility to meet our working capital needs, capital expenditure requirements and other cash flow requirements. If borrowings under the Credit Facility are unavailable, we will be required to seek additional sources of financing in order to fund our working capital needs. If we are unable to obtain additional sources of financing and cannot repay the outstanding balance of our Credit Facility when it becomes due, it is likely that a business combination transaction, restructuring or liquidation will be required in whole or in part. Our ability to achieve these tasks are subject to the performance of our core marketing services business and to other factors.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

    Our discontinued operations include the European specialized staffing business. Revenues included in discontinued operations are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the Euro/German mark). The denomination of foreign subsidiaries' account balances in their local currency exposes us to certain foreign exchange rate risks. We address the exposure by financing most working capital needs in the applicable foreign currencies. We have not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

INTEREST RATE RISK

    We maintain a Credit Facility which subjects us to the risk of loss associated with movements in market interest rates. Our Credit Facility had a balance outstanding of $77.7 million at March 31, 2002, which was at a variable rate of interest. Due to the short-term nature of the Credit Facility, the carrying value approximates fair value. Based on outstanding borrowings, it is estimated that an increase in the prevailing interest rates of 100 basis points would result in a decrease in net income of approximately $370,000, or $0.02 per share, for the year ended December 31, 2002.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

    Arthur Andersen audited our accounts for fiscal 2001. As previously reported, in light of recent business and legal developments affecting the firm, we have not formally selected an independent accountant for fiscal 2002. The Audit Committee continues to monitor developments at Arthur Andersen and will make a recommendation to our Board of Directors as to the firm that will be engaged to audit our accounts for fiscal 2002 after further evaluation.

    Arthur Andersen advised us orally that it would not be able to perform its review of our interim financial statements contained in this Quarterly Report on Form 10-Q, as it would not be able to provide reasonable assurance that there was appropriate continuity of Arthur Andersen personnel to perform the review. In accordance with Release No. 34-45589 under the Securities Exchange Act of 1934, our interim financial statements contained in this Quarterly Report on Form 10-Q have not been reviewed by an independent public accountant pursuant to Rule 10-01 of Regulation S-X. The interim financial statements will be reviewed by our accountants for fiscal 2002 after they are selected. If in the opinion of the accountants any changes to the interim financial statements are required, we will file an amended Report on Form 10-Q in accordance with the release.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT
NUMBER   DESCRIPTION

3.1 Restated and Amended Articles of Incorporation of AHL (incorporated by reference to the Registration Statement on Form 8-A dated March 25,
         1997).

3.2 Bylaws of AHL (incorporated by reference to AHL's Annual Report on Form 10-K for the year ended December 31, 2001).

4.1 Specimen Common Stock Certificate (incorporated by reference to AHL's Registration Statement on Form S-1 (File No. 333-20315)).

11.1     Computation of Earnings Per Share.

(b) Reports on Form 8-K:

    The following report on Form 8-K was filed during the quarter ended March 31, 2002:

    On March 26, 2002, AHL Services, Inc. filed a Current Report on Form 8-K announcing the sale of its UK staffing business to a UK-based private equity group and attaching the press release as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AHL SERVICES, INC. (REGISTRANT)


Date: May 10, 2002            By: /s/ Heinz Stubblefield
                                  -------------------------------------------
                                  Heinz Stubblefield
                                  Chief Financial Officer
                                 (Principal Financial and Accounting Officer)