Form 10-Q
period 2002-06-30
AHL SERVICES INC
filed 2002-08-14
CIK 1030740

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[MARK ONE]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 000-22195

AHL SERVICES, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-2277249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 WILSON BLVD, STE 910 ARLINGTON, VA	22209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 528-9688

Not Applicable Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,246,792 shares on August 1, 2002.

AHL SERVICES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

AHL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,100	$6,817
Accounts receivable, net of allowance of $5,904 and $ 7,650 in 2002 and 2001, respectively	21,117	16,349
Unbilled services	5,086	7,873
Work in process	1,239	1,350
Reimbursable customer expenses	7,061	5,542
Prepaid expenses and other	4,551	3,144
Income taxes receivable	375	10,997
Deferred income taxes	1,473	1,675
Net current assets of discontinued operations	2,856	1,022

Total current assets	44,858	54,769

Property and equipment, net	21,705	22,553
Intangibles, net	82,441	103,295
Other assets	437	341
Notes receivable	—	5,000
Net noncurrent assets of discontinued operations	30,544	58,725

Total assets	$179,985	$244,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,143	$6,465
Accrued expenses	13,011	17,426
Customer deposits	2,388	4,961
Current portion of self-insurance reserves	1,856	1,296
Current portion of settlement obligation	9,000	—
Current portion of debt	81,384	27,035

Total current liabilities	110,782	57,183

Debt, less current portion	—	77,114
Self-insurance reserves, less current portion	1,469	1,475
Settlement obligations, less current portion	9,000	18,000

Total liabilities	121,251	153,772

Shareholders’ equity:
Common stock, $.01 par value:
17,427,392 shares issued; 15,246,792 shares outstanding	175	175
Preferred stock, no par value: no shares outstanding	—	—
Paid-in capital	177,011	177,011
Accumulated deficit	(98,452)	(66,275)
Treasury stock at cost: 2,180,600 shares	(20,000)	(20,000)

Total shareholders’ equity	58,734	90,911

Total liabilities and shareholders’ equity	$179,985	$244,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$33,714	$35,381	$65,930	$73,254
Cost of services	15,096	15,647	29,303	33,198

Gross margin	18,618	19,734	36,627	40,056

Costs and expenses:
Operating	15,665	15,365	31,381	32,600
Corporate general and administrative	856	911	1,735	2,522
Depreciation and amortization	1,430	2,255	2,625	4,375
Final PIMMS severance costs	—	—	—	2,523

Operating income (loss)	667	1,203	886	(1,964)
Interest expense, net	1,732	1,024	3,354	1,776
Other expense	1,775	—	1,775	—

Income (loss) from continuing operations before income taxes	(2,840)	179	(4,243)	(3,740)
Income tax provision (benefit)	—	72	—	(1,496)

Income (loss) from continuing operations	(2,840)	107	(4,243)	(2,244)

Discontinued operations:
Loss from discontinued operations, net of taxes	(1,186)	(1,042)	(3,102)	(25)
Loss on sale of business, net of taxes	(4,109)	—	(4,109)	—

Loss from discontinued operations	(5,295)	(1,042)	(7,211)	(25)

Net loss before cumulative effect of change in accounting principle	(8,135)	(935)	(11,454)	(2,269)
Cumulative effect of change in accounting principle	—	—	(20,723)	—

Net loss	$(8,135)	$(935)	$(32,177)	$(2,269)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.01	$(0.28)	$(0.15)
Loss from discontinued operations	$(0.35)	$(0.07)	$(0.47)	$—
Cumulative effect of change in accounting principle	$—	$—	$(1.36)	$—

Net loss	$(0.53)	$(0.06)	$(2.11)	$(0.15)

Weighted average common and common equivalent shares:
Basic	15,247	15,255	15,247	15,320
Diluted	15,247	15,302	15,247	15,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,177)	$(2,269)
Less: Loss from discontinued operations	(7,211)	(25)

Loss from continuing operations before cumulative effect of change in accounting principle	(24,966)	(2,244)
Cumulative effect of change in accounting principle	20,723	—
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	2,625	4,375
Loss on sale of assets	1,775	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled services, net	(2,174)	10,776
Work in process, prepaid expenses and other	(2,993)	(5,361)
Accounts payable	(3,322)	(25)
Accrued expenses and other liabilities	(7,081)	(6,426)
Self-insurance reserves	554	(749)
Income taxes receivable	10,622	(1,762)
Deferred income taxes	202	—

Net cash used in operating activities of continuing operations	(4,035)	(1,416)
Net cash used in operating activities of discontinued operations	(7,708)	(14,088)

Net cash used in operating activities	(11,743)	(15,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,157)	(6,254)
Proceeds from sale of note receivable	3,500	—
Proceeds from sale of assets	604	—
Proceeds from the sale of discontinued operations, net of transaction costs	26,844	—
Acquisition consideration paid	—	(12,901)

Net cash provided by (used in) investing activities	28,791	(19,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under Credit Facility	(22,765)	21,763
Repurchases of AHL common stock	—	(2,335)
Proceeds from exercise of stock options	—	175

Net cash provided by (used in) financing activities	(22,765)	19,603

Net decrease in cash and cash equivalents	(5,717)	(15,056)
Cash and cash equivalents at beginning of period	6,817	19,926

Cash and cash equivalents at end of period	$1,100	$4,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

1.	BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS DESCRIPTION

The continuing operations of AHL Services, Inc. (“AHL” or the “Company”), a Georgia corporation incorporated in March 1997, provide outsourced marketing support services. The Company’s service offerings include trade promotion and fulfillment services, consumer promotion and fulfillment services and retail merchandising. The Company currently operates in one segment, with continuing operations in North America.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein, except for the December 31, 2001 balance sheet, which was extracted from the audited financial statements of December 31, 2001, have been prepared by AHL Services, Inc. (“AHL” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the year ending December 31, 2002. These unaudited consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Reported results from operations for 2002 include the continuing marketing support services businesses. Results from operations for 2001 include the continuing marketing services businesses as well as the PIMMS store set-up business which ceased operations on March 16, 2001.

On July 20, 2001, AHL announced, as part of the strategic transformation of the business, its intention to divest the European specialized staffing services business. On March 19, 2002, the Company sold its United Kingdom specialized staffing services business for $29.5 million in cash. AHL is in discussions with potential acquirers of the German staffing business. See Note 2 for a discussion of these divestitures. In accordance with the provisions of Accounting Principles Board Opinion No. 30, the Company has reflected the results of its European specialized staffing businesses as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations segregated from the assets and liabilities of continuing operations, and the earnings of these businesses segregated from the results of continuing operations. The accompanying notes to the condensed consolidated financial statements, except Note 2, relate only to the continuing operations of AHL.

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

As announced on July 20, 2001, AHL also intends to divest the German specialized staffing services business. Deutsche Bank was retained as the Company’s advisors and discussions are underway with potential acquirers. Management believes that the Company will be able to dispose of the German specialized staffing business in the upcoming months. Net proceeds from the divestiture will be used to further reduce outstanding debt.

After a comprehensive review of the business by Deutsche Bank, and due to economic and capital market conditions, the Company adjusted the net basis of the European specialized staffing services business in the third quarter of 2001 to approximately $92.0 million, taking a charge of $25.0 million. Based on negotiations for the sale of the German specialized staffing services business, and concurrent with a $9.4 million charge taken for the UK business, AHL recorded an additional charge of $20.8 million related to the impairment of goodwill on the German business in the fourth quarter of 2001.

In order to reflect the current status of negotiations for the sale of the German staffing business, the Company recorded an additional impairment charge of $4.1 million in the second quarter of 2002.

Revenues of discontinued operations were $31.6 million and $51.9 million for the three months ended June 30, 2002 and 2001, respectively, and $77.6 million and $105.3 million for the six months ended June 30, 2002 and 2001, respectively. Excluding the revenues of the sold United Kingdom specialized staffing business, revenues of discontinued operations were $31.6 million and $32.0 million for the three months ended June 30, 2002 and 2001, respectively, and $58.8 million and $66.9 million for the six months ended June 30, 2002 and 2001, respectively. It is the Company’s policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company. Interest allocated to discontinued operations was $814,000 and $830,000 for the three months ended June 30, 2002 and 2001, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively. Loss from discontinued operations of $1.2 million and $1.0 million for the three months ended June 30, 2002 and 2001, respectively, are net of income tax provision (benefit) of $13,000 and ($748,000) for the same period in 2002 and 2001, respectively. Loss from discontinued operations of $3.1 million and $25,000 for the six months ended June 30, 2002 and 2001, respectively, are net of income tax provision (benefit) of $45,000 and ($147,000) for the same period in 2002 and 2001, respectively.

OTHER DIVESTITURES AND ABANDONMENTS

On December 29, 2000, AHL sold its U.S. and European aviation and facility services businesses for $185 million in cash to Securicor plc (“Securicor”), a business services company headquartered in the United Kingdom. The sale price for the U.S. and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital. At December 31, 2001, the Company had reserved $18.0 million for the final adjustments.

On April 12, 2002, AHL entered into a definitive settlement agreement with Securicor pursuant to which AHL agreed to pay Securicor $13.0 million with respect to the amount of the adjustments to the purchase price. Securicor also released the Company from all pending and potential indemnity claims related to the sale of the U.S. and European aviation and facility services businesses, with limited exceptions. In connection with the settlement, AHL agreed to pay Mr. Frank Argenbright, the Chairman of AHL’s board of directors, $5.0 million.

AHL’s obligation to pay Securicor the $13.0 million settlement payment is evidenced by two secured, subordinated promissory notes in the amounts of $10.0 million and $3.0 million. The Company’s obligation to pay the $13.0 million settlement payment matures in two installments. The first installment, in the amount of $9.0 million, matures on April 12, 2003; the remaining installment of $4.0 million matures on October 12, 2003. AHL may prepay the notes at any time without premium or penalty. If the Company pays $10.0 million of the settlement amount on or before October 12, 2002, Securicor is obligated to forgive the remaining $3.0 million. The notes are secured by a lien on substantially all of the Company’s assets. AHL’s obligation to pay the settlement amount, and the lien securing its obligation, is subordinate to its obligation to pay all amounts outstanding or due pursuant to its existing Credit Facility and any substitute or replacement senior secured bank credit arrangement. The notes bear interest at a rate of 7% per annum. Interest on the notes will accrue and be added to the principal until the Company repays or refinances the amounts outstanding under its Credit Facility, at which time interest on the notes will be payable quarterly. AHL’s obligation to pay Mr. Argenbright $5.0 million is unsecured and does not bear interest. The obligation matures on October 12, 2003; however, if the Company repays $10.0 million of the amount it owes Securicor on or before October 12, 2002, then the Company has agreed, at the same time, to pay Mr. Argenbright $3.0 million of the amount owed him.

3.	LONG-TERM DEBT

The Company obtains its working capital from borrowings pursuant to a Credit Facility with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. The Company’s borrowings under the Credit Facility are secured by a lien on substantially all of its assets and the assets of its operating subsidiaries.

The Company was not in compliance with certain of its covenants as of December 31, 2001, and received a waiver from its bank group with respect to the non-compliance with these covenants through April 15, 2002. On April 12, 2002, AHL reached an agreement with its banks to amend the facility. The amendment eliminated the defaults, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount the Company is permitted to borrow, increased the interest rates on the Credit Facility and modified the financial covenants. Under the amended agreement, at June 30, 2002, the Company is permitted to borrow up to $86.7 million. Approximately $81.2 million was outstanding under the Credit Facility at June 30, 2002. At July 31, 2002 this outstanding balance had been reduced to approximately $76.0 million. The amount that the Company is permitted to borrow decreases incrementally each month to approximately $72.2 million as of December 31, 2002.

Under the Credit Facility, AHL is required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. The Company has monthly targets for each financial covenant that it must meet. AHL is also required to pursue a sale of its German specialized staffing business. Finally, AHL is required to pursue opportunities to raise cash through the sale of debt or equity securities. If the Company fails to comply with the covenants, it will be in default. Upon the occurrence of a default, unless the lenders grant a further waiver, the Company will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable. Failure of the Company to meet the monthly target for any of its financial covenants, to complete a sale of its German business by July 31, 2002 or to repay the facility in full by September 30, 2002 requires AHL to pursue other measures to obtain sufficient funds to repay the borrowings under the Credit Facility, including a business combination transaction.

At July 31, 2002, AHL had complied with all financial covenants included in the Credit Facility, had received several non-binding proposals from groups interested in acquiring its German specialized staffing business and had received non-binding offers from groups interested in purchasing its debt and equity securities. Because the Company had not completed the sale of its German specialized staffing business by this date, however, it is required to pursue a business combination transaction. AHL has engaged CIBC World Markets to assist it in this process. It is anticipated that this process will run in parallel with its continued efforts to complete the sale of the German specialized staffing business and to raise cash through a sale of debt or equity securities, in addition to the other measures which AHL is pursuing to obtain sufficient funds to repay the borrowings under the Credit Facility.

The Company cannot provide assurance that it will successfully complete the disposition of its German business, the issuance of debt or equity securities or the refinancing of any amounts that may remain outstanding under the Credit Facility. The Company is dependent on the availability of borrowings pursuant to the Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements. If borrowings under the Credit Facility are unavailable, the Company will be required to seek additional sources of financing in order to fund its working capital needs. If the Company is unable to obtain additional sources of financing and cannot repay the outstanding balance of its Credit Facility when it becomes due, it is likely that a business combination transaction, restructuring or liquidation will be required in whole or in part.

4.	RESTRUCTURE AND OTHER UNUSUAL ITEMS

Due to the difficult economic environment, the Company performed a strategic review of continuing operations and recorded charges totaling $37.5 million during the third and fourth quarters of 2001. Charges to operating expenses totaled $15.8 million and consisted of $4.4 million for estimated uncollectible accounts receivable, $3.8 million for the estimated costs of buying out unattractive or redundant leases, $2.9 million for workers’ compensation claims, legal and other expenses related to the abandoned PIMMS operation, and $4.7 million for legal, bonus, severance for 66 employees and other costs associated with the Company’s efforts to streamline operations. In the fourth quarter of 2001, the Company recorded an additional charge of $2.9 million to reserve against an outstanding receivable for a customer in bankruptcy proceedings. Charges to corporate general and administrative expenses totaled $10.9 million and included a charge of $3.7 million to adjust the note receivable balance due from the sale of the Company’s U.S. specialized staffing businesses to its estimated net realizable value. The remaining $7.2 million of corporate general and administrative charges included $3.8 million to expense various business development costs incurred which, based on the current economic environment, will not be realized and charges of $2.6 million and $823,000 for severance for twelve employees and lease costs, respectively, incurred in conjunction with the closing of the Atlanta corporate offices. Finally, the Company recorded additional charges to depreciation and amortization expense of $7.9 million during 2001, consisting of $4.4 million for various equipment and leasehold improvements at the facilities replaced during 2001 and $3.5 million for internally developed software which was replaced during 2001.

On December 28, 2000, AHL decided to abandon operations of its store set-up business unit, formerly called PIMMS. The Company completed the closing of the PIMMS business unit on March 16, 2001, and recorded a final charge for the related severance expense for 188 employees of approximately $2.5 million in 2001.

The restructure charges are recorded in accordance with EITF No. 94-3, “Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The following table summarizes the activity in the restructuring liability accounts from December 31, 2001 to June 30, 2002:

	December 31, 2001	Usage	June 30, 2002
	(In thousands)
Severance and related personnel expenses	$2,719	$(1,815)	$904
Lease termination costs	4,361	(1,266)	3,095

Total	$7,080	$(3,081)	$3,999

Management believes that the remaining reserves for restructuring are adequate to complete its plan. The restructuring reserves are included in accrued expenses in the accompanying condensed consolidated balance sheets.

5.	OTHER EXPENSE

Other expense includes losses incurred in the May 2002 sale of a non-core marketing division and a note receivable. The total includes a $1.5 million loss on the sale of a note receivable arising from the sale of the Company’s U.S. staffing business in 2000. The note, with a book value of $5.0 million, was sold for $3.5 million, resulting in the $1.5 million loss. Also in May 2002, the sale of a non-core marketing division for approximately $600,000 resulted in a loss on sale of $275,000.

6.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The following table presents the results of the Company for all periods presented on a comparable basis (in thousands except per share information):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Reported net loss	$(8,135)	$(935)	$(32,177)	$(2,269)
Add: Goodwill amortization	—	865	—	1,730

Adjusted net loss	$(8,135)	$(70)	$(32,177)	$(539)

Basic and diluted net loss per share:
Reported net loss	$(0.53)	$(0.06)	$(2.11)	$(0.15)
Add: Goodwill amortization	—	0.06	—	0.11

Adjusted net loss	$(0.53)	(0.00)	$(2.11)	$(0.04)

The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and a test for impairment of goodwill and intangibles with indefinite lives annually, unless events and circumstances indicate that the carrying amounts may not be recoverable. Following the impairment analysis under SFAS No. 142, as of January 1, 2002 the Company recorded an impairment charge in the amount of $20.7 million as a cumulative change in accounting principle in the accompanying condensed consolidated statements of operations.

In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations”, (effective for AHL January 1, 2003) and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (effective for AHL January 1,

2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and among other factors, establishes criteria beyond those previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The adoption of SFAS No. 143 and SFAS No. 144 is not expected to have a significant impact on the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this Quarterly Report on Form 10-Q and other written or oral statements made by or on behalf of AHL may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes”, “expects”, “anticipates”, “estimates” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, other than as required by law.

Among the important factors that could cause actual results to differ materially from those indicated in our forward-looking statements are: our ability to find a buyer for, and to negotiate and close the sale of, our German specialized staffing business; our ability to close on a sale of debt or equity securities in the upcoming months; our ability to obtain an additional source of financing to refinance the indebtedness outstanding under our Credit Facility; our ability to continue to satisfy our covenants under our Credit Facility; reliance on the trend toward outsourcing marketing services; reliance on a small number of clients for a significant portion of our revenues; dependence on our labor force; competition in our industry; and general economic conditions. These and other risks are discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2002.

The following discussion and analysis of the financial condition and results of operations of AHL should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, and included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, we identified critical accounting policies and estimates for our business.

OVERVIEW

AHL Services, Inc. is a leading provider of outsourced marketing services. Our 1998 acquisition of Gage Marketing Services, which has been in the marketing services business for over 45 years, provided us with experienced personnel that have an understanding of the industry. Our integrated marketing execution solutions enhance the effectiveness and efficiency of many of the world’s most respected marketing companies. We deliver programs developed by manufacturers, retailers, service providers and advertising agencies, and are active in both business-to-consumer and business-to-business arenas. Our strategic offerings include trade promotion and fulfillment services, consumer promotion and fulfillment services and retail merchandising. Our successful delivery of these product offerings has enabled us to establish long-term client relationships with many of the largest companies in the world, with partnerships extending over several decades. Clients span a range of Global 500 companies including major enterprises in the automotive, consumer products, entertainment, retail and technology sectors.

Historically we also have operated specialized staffing businesses in the United Kingdom and Germany. On March 19, 2002, we sold our United Kingdom specialized staffing services business for $29.5 million in cash. We are currently in the process of divesting our German staffing business. Deutsche Bank was retained as our advisors and discussions are underway with potential acquirers. Management believes that AHL will be able to dispose of the German specialized staffing business in the upcoming months.

RESULTS OF OPERATIONS

We derive our revenue primarily from three sources: (1) consumer promotion and fulfillment services, (2) trade promotion and fulfillment services and (3) retail merchandising services. Within our consumer promotion and fulfillment services division, our call centers recognize revenue based on the number of calls and agents assigned, according to written pricing agreements. Our consumer and trade promotion and fulfillment services divisions record revenue at the conclusion of the material selection, packaging and shipping process. Our retail merchandising services division recognizes revenue as services are rendered, based on contracted hourly billing rates. In general, we recognize revenues as programs are completed, services are rendered and/or as products are shipped in accordance with the terms of the contracts. Some of the contracts include postage and other items purchased by us as an agent on behalf of our client. For these items, we record the net billings to our customers as revenue.

Cost of services represents the direct costs attributable to a specific contract, predominantly wages and related benefits, as well as certain related expenses such as workers’ compensation and other direct labor-related expenses.

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

The following table sets forth consolidated statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	44.8	44.2	44.5	45.3

Gross margin	55.2	55.8	55.5	54.7
Costs and expenses:
Operating	46.5	43.4	47.6	44.5
Corporate general and administrative	2.5	2.6	2.6	3.5
Depreciation and amortization	4.2	6.4	4.0	6.0
Final PIMMS severance costs	—	—	—	3.4

Operating income (loss)	2.0	3.4	1.3	(2.7)
Interest expense, net	5.1	2.9	5.1	2.4
Loss on sale of assets	5.3	—	2.7	—

Income (loss) from continuing operations before income taxes	(8.4)	0.5	(6.5)	(5.1)
Income tax provision (benefit)	—	0.2	—	(2.0)

Income (loss) from continuing operations	(8.4)	0.3	(6.5)	(3.1)
Discontinued operations:
Loss from discontinued operations, net of taxes	(3.5)	(2.9)	(4.7)	—
Loss on sale of business, net of taxes	(12.2)	—	(6.2)	—

Loss from discontinued operations	(15.7)	(2.9)	(10.9)	—

Net loss before cumulative effect of accounting change	(24.1)	(2.6)	(17.4)	(3.1)
Cumulative effect of accounting change	—	—	(31.4)	—

Net loss	(24.1%)	(2.6%)	(48.8%)	(3.1%)

COMPARISON OF RESULTS—THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues.    Revenues decreased $1.7 million, or 5%, to $33.7 million for the three months ended June 30, 2002 from $35.4 million for the same period in 2001. Revenues for the three months ended June 30, 2002 included $473,000 from a non-core marketing division that was sold in May 2002. This division contributed approximately $1.1 million to revenues for the same period in 2001. Excluding the effect of this division, revenues decreased $1.1 million, or 3%, from the same period in 2001, primarily as a result of the general economic decline. Sales in our consumer promotion and fulfillment division and our automotive trade fulfillment division decreased from the same period of 2001 due to the economic slowdown and resulting cost reduction programs at our clients. The decline in sales in these divisions was partially offset by an increase in quarterly sales for a customer of our retail merchandising division that had postponed first quarter scheduled projects until the current period.

Cost of Services.    Cost of services decreased $551,000, or 4%, to $15.1 million for the three months ended June 30, 2002 from $15.6 million for the same period in 2001. Cost of services for the three months ended June 30, 2002 included approximately $226,000 from the sold non-core marketing division, while cost of services for the same period in 2001 included $508,000 from this division. Excluding the effects from the sold division, cost of services decreased $269,000, or 2%. The decrease in cost of services is a result of the direct reduction in variable costs, including labor related costs and material handling costs, associated with the reduction in sales between periods. As a percentage of revenues, cost of services increased to 44.8% for the three months ended June 30, 2002 from 44.2% for the same period in 2001.

Gross Margin.    Gross margin decreased $1.1 million, or 6%, to $18.6 million for the three months ended June 30, 2002 from $19.7 million for the same period in 2001. The sale of the non-core marketing division accounted for approximately $320,000 of the decrease, or 2%. As a percentage of revenues, gross margin decreased slightly to 55.2% for the three months ended June 30, 2002, from 55.8% for the same period in 2001.

Operating.    Operating expenses increased $300,000, or 2%, to $15.7 million for the three months ended June 30, 2002 from $15.4 million for the same period in 2001. Operating expenses for the three months ended June 30, 2002 included $360,000 in costs from the sold marketing division, while operating expenses for the same period in 2001 included $680,000 from the sold division. Excluding the effects of the sold division, operating expenses increased $620,000, or 4%. Operating expenses increased in part from additional costs related to the support and maintenance of our client information systems that were expanded to the consumer promotion and fulfillment division in the second quarter. In addition, the relocation of the corporate payroll and marketing functions from the Atlanta corporate offices to our operating headquarters resulted in additional personnel costs for the period ended June 30, 2002 in excess of that experienced in the same period in 2001. As a percentage of revenues, operating expenses increased to 46.5% for the three months ended June 30, 2002 as compared to 43.4% for the same period in 2001 due to the fixed nature of certain operating costs in relation to the reduction in revenues.

Corporate General and Administrative.    Corporate general and administrative expenses decreased $55,000, or 6%, to $856,000 for the three months ended June 30, 2002 from $911,000 for the same period in 2001. The decrease is attributed to the reduction in personnel and occupancy costs from the closing of the Atlanta corporate headquarters. As a percentage of revenues, these expenses remained relatively consistent between periods, at 2.5% for the three months ended June 30, 2002, compared to 2.6% for the same period in 2001.

Depreciation and Amortization.    Depreciation and amortization decreased $825,000, or 37%, to $1.4 million for the three months ended June 30, 2002 from $2.3 million for the same period in 2001. As a percentage of revenues, depreciation and amortization decreased to 4.2% for the three months ended June 30, 2002 from 6.4% for the same period in 2001. Depreciation and amortization expense for the three months ended June 30, 2001 includes approximately $865,000 of amortization of goodwill and intangibles which are no longer being amortized in 2002 in accordance with SFAS No. 142. Excluding the amortization of goodwill and intangibles in 2001, depreciation and amortization increased 5% between periods, due to additional depreciation resulting from the second quarter implementation of the expanded client information systems.

Operating Income.    Operating income was $667,000 for the three months ended June 30, 2002 as compared to $1.2 million for the same period in 2001. As a percentage of revenues, operating income was 2.0% for the three months ended June 30, 2002 as compared to 3.4% for the same period in 2001, primarily due to the fixed nature of operating expenses in relation to the decrease in sales.

Interest Expense, Net.    Interest expense, net, represents the interest on our outstanding debt allocated to continuing operations. Net interest expense increased $708,000, or 69%, to $1.7 million for the three months ended June 30, 2002 from $1.0 million for the same period in 2001. The increase is due to additional amortization of fees arising from the amendment of the Credit Facility in April 2002 and higher interest rates charged in the three months ended June 30, 2002 compared to the same period in 2001. As a percentage of revenues, net interest expense was 5.1% for the three months ended June 30, 2002 as compared to 2.9% for the same period in 2001.

Other Expense.    Other expense includes losses incurred in the May 2002 sale of a non-core marketing division and a note receivable. The total includes a $1.5 million loss on the sale of a note receivable arising from the sale of the Company’s U.S. staffing business in 2000. The note, with a book value of $5.0 million, was sold for $3.5 million, resulting in the $1.5 million loss. Also in May 2002, the sale of a non-core marketing division for approximately $600,000 resulted in a loss on sale of $275,000.

Income Tax Provision. Income tax provision was $72,000 for the three months ended June 30, 2001. Due to the uncertainty regarding the realization of our federal general business credit carryforwards, we have recorded a valuation allowance against our income tax benefit for 2002. In 2001, we provided for income taxes at a rate of 40%.

DISCONTINUED OPERATIONS

On March 19, 2002, we sold our United Kingdom specialized staffing services business. As announced on July 20, 2001, we intend to divest our German specialized staffing business in 2002. In accordance with the provisions of Accounting Principles Board Opinion No. 30, we have reflected the results of our European specialized staffing businesses as discontinued operations in the condensed consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations segregated from the assets and liabilities of continuing operations, and the earnings of these businesses segregated from the results of continuing operations.

Loss From Discontinued Operations, Net of Taxes.    Revenues of discontinued operations were $31.6 million and $51.9 million for the three months ended June 30, 2002 and 2001, respectively. Excluding the revenues of the sold United Kingdom specialized staffing business, revenues of discontinued operations were $32.0 million for the three months ended June 30, 2001. It is the Company’s policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company. The loss from discontinued operations of $1.2 million for the three months ended June 30, 2002 is net of the applicable interest expense of $814,000 and income tax provision of $13,000. Loss from discontinued operations of $1.0 million for the three months ended June 30, 2001 is net of the applicable interest expense of $830,000 and income tax benefit of $748,000. The loss from discontinued operations for 2002 is due primarily to the effect of the difficult economic environment on the staffing business.

Loss on Sale of Business, Net of Taxes.    In order to reflect the current status of negotiations for the sale of the German staffing business, the Company recorded an additional impairment charge of $4.1 million in the second quarter of 2002.

NET LOSS

Net loss increased $7.2 million to a loss of $8.1 million for the three months ended June 30, 2002 from $935,000 for the same period in 2001, due primarily to the loss on the sale of the note receivable and non-core marketing division, increased interest expense and the impairment charge recorded against the net assets of discontinued operations.

COMPARISON OF RESULTS—SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Reported continuing operating results for 2002 include the marketing support services businesses. Reported continuing operating results for 2001 include the marketing support services businesses as well as the PIMMS store setup business, which ceased operations during the first quarter of 2001.

Revenues.    Revenues decreased $7.3 million, or 10%, to $65.9 million for the six months ended June 30, 2002 from $73.3 million for the same period in 2001. Revenues for the six months ended June 30, 2002 included $1.5 million for the sold non-core marketing division, while revenues for the six months ended June 30, 2001 included $918,000 for the abandoned PIMMS operation and $2.5 million for the sold non-core marketing division. Excluding PIMMS and the sold division, revenues for the period decreased $5.4 million, or 8%. The decrease is a result of the general economic decline. Sales in our consumer promotion and fulfillment division and our automotive trade fulfillment division decreased from the same period of 2001 due to the economic slowdown and resulting cost reduction programs at our clients.

Cost of Services.    Cost of services decreased $3.9 million, or 12%, to $29.3 million for the six months ended June 30, 2002 from $33.2 million for the same period in 2001. Cost of services for the six months ended June 30, 2002 included $707,000 for the sold non-core marketing division, while cost of services for the six months ended June 30, 2001 included $389,000 for the abandoned PIMMS operation and $1.1 million for the sold marketing division. Excluding PIMMS and the sold division, cost of services decreased $3.1 million, or 10%. The decrease in cost of services is a result of the direct reduction in variable costs, including labor related costs and material handling costs, associated with the reduction in sales between periods and to efficiencies gained from the consolidation of several warehouses into one facility in late 2001. As a percentage of revenues, cost of services decreased to 44.5% for the six months ended June 30, 2002 from 45.3% for the same period in 2001.

Gross Margin.    Gross margin decreased $3.4 million, or 9%, to $36.6 million for the six months ended June 30, 2002 from $40.0 million for the same period in 2001. Gross margin for the six months ended June 30, 2002 included $829,000 for the sold non-core marketing division. Gross margin for the six months ended June 30, 2001 included $529,000 from the abandoned PIMMS operation and $1.4 million for the sold division. Excluding PIMMS and the sold division, gross margin decreased $2.4 million, or 6%. As a percentage of revenues, gross margin increased to 55.5% for the six months ended June 30, 2002 from 54.7% for the same period in 2001, due to the reasons discussed above.

Operating.    Operating expenses decreased $1.2 million, or 4%, to $31.4 million for the six months ended June 30, 2002 from $32.6 million for the same period in 2001. Operating expenses for the six months ended June 30, 2002 included $957,000 for the non-core marketing division sold in May 2002, while operating expenses for the six months ended June 30, 2001 included $529,000 for the abandoned PIMMS operations and $1.4 million for the sold marketing division. Excluding PIMMS and the sold division, operating expenses decreased $215,000, or 1%, due to cost savings gained on lease, maintenance and utility costs from the consolidation of several warehouses into one new facility in late 2001, offset by increased personnel and occupancy costs from the relocation of the corporate payroll and marketing functions from the Atlanta corporate offices to our operating headquarters and additional support for our client information systems. As a percentage of revenues, operating expenses increased to 47.6% for the six months ended June 30, 2002 as compared to 44.5% for the same period in 2001 due to the fixed nature of certain operating costs in relation to the reduction in revenues.

Corporate General and Administrative.    Corporate general and administrative expenses decreased $787,000, or 31%, to $1.7 million for the six months ended June 30, 2002 from $2.5 million for the same period in 2001. As a percentage of revenues, these expenses decreased to 2.6% for the six months ended June 30, 2002 from 3.5% for the same period in 2001, due to reductions in personnel and occupancy costs from the closing of the Atlanta corporate offices.

Depreciation and Amortization.    Depreciation and amortization decreased $1.8 million, or 40%, to $2.6 million for the six months ended June 30, 2002 from $4.4 million for the same period in 2001. As a percentage of revenues, depreciation and amortization decreased to 4.0% for the six months ended June 30, 2002 from 6.0% for the same period in 2002. Depreciation and amortization expense for the six months ended June 30, 2001 includes approximately $1.7 million of amortization of goodwill and intangibles, which are no longer being amortized in 2002 in accordance with SFAS No. 142. Excluding the amortization of goodwill and intangibles in 2001, depreciation and amortization remained consistent between periods.

Final PIMMS Severance Costs.    Final PIMMS severance costs represent severance costs related to the abandonment of the PIMMS operation. We completed the closing of the PIMMS operation on March 16, 2001, and took a charge for the related severance expense of $2.5 million in 2001.

Operating Income (Loss).    Operating income was $886,000 for the six months ended June 30, 2002 as compared to an operating loss of ($2.0) million for the same period in 2001. The operating loss for the six months ended June 30, 2001 included a $2.5 million charge for the abandoned PIMMS operation. As a percentage of revenues, operating income was 1.3% for the six months ended June 30, 2002 as compared to an operating loss of (2.7%) for the same period in 2001, primarily as a result of the operating efficiencies gained in 2002 and the severance charge from the PIMMS operation for 2001.

Interest Expense, Net.    Interest expense, net, represents the interest on our outstanding debt allocated to continuing operations. Net interest expense increased $1.6 million, or 89%, to $3.4 million for the six months ended June 30, 2002, from $1.8 million for the same period in 2001. The increase is due to additional amortization of fees arising from the amendment of the Credit Facility in April 2002 and higher interest rates charged in the six months ended June 30, 2002 compared to the same period in 2001. As a percentage of revenues, net interest expense was 5.1% for the six months ended June 30, 2002 as compared to 2.4% for the same period in 2001.

Other Expense.    Other expense includes losses incurred in the sale of a non-core marketing division and a note receivable. The total includes a $1.5 million loss on the May 2002 sale of a note receivable arising from the sale of the Company’s U.S. staffing business in 2000. The note, with a book value of $5.0 million, was sold for $3.5 million, resulting in the $1.5 million loss. Also in May 2002, the sale of a non-core marketing division for approximately $600,000 resulted in a loss on sale of $275,000.

Income Tax Benefit.    Income tax benefit was $1.5 million for the six months ended June 30, 2001. Due to the uncertainty regarding the realization of our federal general business credit carryforwards, we have recorded a valuation allowance against our income tax benefit for 2002. In 2001, we provided for income taxes at a rate of 40%.

DISCONTINUED OPERATIONS

On March 19, 2002, we sold our United Kingdom specialized staffing services business. As announced on July 20, 2001, we intend to divest our German specialized staffing business in 2002. In accordance with the provisions of Accounting Principles Board Opinion No. 30, we have reflected the results of our European specialized staffing businesses as discontinued operations in the condensed consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations segregated from the assets and liabilities of continuing operations, and the earnings of these businesses segregated from the results of continuing operations.

Loss From Discontinued Operations, Net of Taxes.    Revenues of discontinued operations were $77.6 million and $105.3 million for the six months ended June 30, 2002 and 2001, respectively. Excluding the revenues of the sold United Kingdom specialized staffing business, revenues of discontinued operations were $58.8 million and $66.9 million for the six months ended June 30, 2002 and 2001, respectively. It is the Company’s policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company. The loss from discontinued operations of $3.1 million for the six months ended June 30, 2002 is net of the applicable interest expense of $1.5 million and income tax provision of $45,000. Loss from discontinued operations of $25,000 for the six months ended June 30, 2001 is net of the applicable interest expense of $1.6 million and income tax benefit of $147,000. The loss from discontinued operations for 2002 is due primarily to the effect of the difficult economic environment on the staffing business.

Loss on Sale of Business, Net of Taxes.    In order to reflect the current status of negotiations for the sale of the German staffing business, the Company recorded an additional impairment charge of $4.1 million in the second quarter of 2002.

Cumulative effect of change in accounting principle.    The completion of the impairment analysis under SFAS No. 142 as of January 1, 2002 resulted in an impairment charge in the amount of $20.7 million, recorded as a cumulative change in accounting principle.

NET LOSS

Net loss increased $29.9 million to a loss of $32.2 million for the six months ended June 30, 2002 from $2.3 million for the same period in 2001, due primarily to the charge recorded as a cumulative effect of change in accounting principle, as well as the combination of the loss on the sale of the note receivable and non-core marketing division, increased interest expense and the impairment charge recorded against the net assets of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $11.7 million for the six months ended June 30, 2002, compared to $2.2 million for the same period in 2001. Of the $11.7 million of cash used in operating activities for the period ended June 30, 2002, $7.7 million of cash was used by discontinued operations. For the same period in 2001, cash used by discontinued operations was $14.1 million. The continuing operations use of cash in 2002 is primarily the result of an increase in working capital, offset in part by a federal tax refund.

Cash provided by investing activities for the six months ended June 30, 2002 was $28.8 million compared to cash used by investing activities of $19.2 million for the same period in 2001. In 2002, cash was generated through the sale of the United Kingdom specialized staffing business for $26.8 million, the note receivable for $3.5 million and the non-core marketing business for approximately $600,000. Additions to property and equipment used cash of $2.2 million. Cash used in 2001 was due to the acquisition consideration paid for the ServiceAdvantage earn-out of $12.9 million and additions to property and equipment of $6.3 million. Capital expenditures for 2002 are anticipated to be significantly lower than 2001.

Cash used in financing activities for the six months ended June 30, 2002 was $22.8 million compared to cash provided by financing activities of continuing operations of $19.6 million for the same period in 2001. The March 19, 2002 sale of the United Kingdom specialized staffing services business provided funds for repayments on our Credit Facility of $26.8 million, offset by borrowings for working capital needs of $4 million. In 2001, we had net borrowings under our Credit Facility of $21.8 million, using $2.3 million of these funds to repurchase 172,500 shares of our common stock. The exercise of stock options generated $175,000 in proceeds in 2001.

Credit Facility

We obtain our working capital from borrowings pursuant to a Credit Facility with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. Our borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the assets of our operating subsidiaries.

We were not in compliance with certain of our covenants under the Credit Facility as of December 31, 2001, and received a waiver from our bank group with respect to the non-compliance with these covenants through April 15, 2002. On April 12, 2002, we reached an agreement with our banks to amend the facility. The amendment eliminated the defaults, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount we are permitted to borrow, increased the interest rates that we are required to pay and modified our financial covenants. Under the amended agreement, at June 30, 2002, we were permitted to borrow up to $86.7 million. Approximately $81.2 million was outstanding under the Credit Facility at June 30, 2002. At July 31, 2002 this outstanding balance had been reduced to approximately $76.0 million. The amount that we are permitted to borrow decreases incrementally each month to approximately $72.2 million as of December 31, 2002.

Under the Credit Facility, we are required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. We have monthly targets for each financial covenant that we must meet. We are also required to pursue the sale of our German specialized staffing business and opportunities to raise cash through the sale of debt or equity securities. If we fail to comply with the covenants, we will be in default. Upon the occurrence of a default, unless our lenders grant a further waiver, we will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable. Furthermore, if we fail to meet the monthly target for any of our financial covenants, to complete the sale of our German specialized staffing business by July 31, 2002 or to repay the borrowings outstanding under the Credit Facility in full by September 30, 2002, we are required to pursue a business combination transaction.

At July 31, 2002, we had complied with all financial covenants included in the Credit Facility, had received several non-binding proposals from groups interested in acquiring our German specialized staffing business and had received non-binding offers from groups interested in purchasing our debt and equity securities. Because we had not completed the sale of our German specialized staffing business by this date, however, we are required to pursue a business combination transaction. We have engaged CIBC World Markets to assist us in this process. It is anticipated that this process will run in parallel with our continued efforts to complete the sale of our German specialized staffing business and to raise cash through a sale of debt or equity securities, in addition to the other measures which we are pursuing to obtain sufficient funds to repay the borrowings under the Credit Facility.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

Our discontinued operations include the European specialized staffing business. Revenues included in discontinued operations are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the Euro). The denomination of foreign subsidiaries’ account balances in their local currency exposes us to certain foreign exchange rate risks. We address the exposure by financing most working capital needs in the applicable foreign currencies. However, our Credit Facility requires that we convert indebtedness outstanding in foreign currencies into dollars for purposes of determining the total amount of indebtedness outstanding. An increase in the value of a foreign currency relative to the dollar has the effect of reducing the amount we are otherwise permitted to borrow pursuant to the Credit Facility. We have not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

INTEREST RATE RISK

We maintain a Credit Facility which subjects us to the risk of increased interest expense associated with movements in market interest rates. Our Credit Facility had a balance outstanding of $81.2 million at June 30, 2002, which was at a variable rate of interest. Due to the short-term nature of the Credit Facility, the carrying value approximates fair value. Based on outstanding borrowings, it is estimated that an increase in the prevailing interest rates of 100 basis points would result in a decrease in net income of approximately $250,000, or $0.02 per share, for the year ended December 31, 2002.

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AHL held its annual meeting of stockholders in Atlanta, Georgia on May 14, 2002. Of the 15,246,792 shares outstanding as of the record date, 14,354,241 shares were present or represented by proxy at the meeting. The following actions were voted upon:

A.
A proposal to elect two directors to serve until the 2005 Annual Meeting of Shareholders, elect one director to serve until the 2004 Annual Meeting of Shareholders and elect one director to serve until the 2003 Annual Meeting of Shareholders.

Director	Term Expiration Date	Votes For	Votes Withheld
Edwin C. “Skip” Gage	2005	13,183,221	1,171,020
Wyck A. Knox, Jr.	2005	13,182,121	1,172,120
Bill W. Shoptaw	2004	13,182,321	1,171,920
A. Clayton Perfall	2003	13,179,271	1,174,970

The continuing directors are Frank A. Argenbright, Jr. (2003) and John W. Ward (2004).

B.
A proposal to approve an amendment to the Company’s 1997 Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance pursuant to the Plan to 4,500,000 shares and to permit up to 1,200,000 shares subject to options to be granted in connection with the initial employment of an individual as the Company’s Chief Executive Officer in the calendar year of the chief executive officer’s initial employment.

Votes For	Votes Against	Abstentions
8,683,787	1,352,199	656,805

ITEM 5.    OTHER INFORMATION

On August 1, 2002, AHL announced that Edwin C. “Skip” Gage had resigned from the AHL Board of Directors effective July 25, 2002 in order to focus more energy on his personal business ventures.

Arthur Andersen LLP audited our accounts for fiscal 2001. As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Arthur Andersen advised us orally that it would not be able to perform its review of our interim financial statements contained in the report, as it would not be able to provide reasonable assurance that there was appropriate continuity of Arthur Andersen personnel to perform the review. In accordance with Release No. 34-45589 under the Securities Exchange Act of 1934, our interim financial statements contained in the report were not reviewed by an independent public accountant pursuant to Rule 10-01 of Regulation S-X. On May 31, 2002, we dismissed Arthur Andersen LLP and appointed Ernst & Young LLP as our independent public accountants. Ernst & Young has subsequently reviewed the interim financial statements that were included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated and Amended Articles of Incorporation of AHL (incorporated by reference to the Registration Statement on Form 8-A dated March 3, 1997).

3.2	Bylaws of AHL (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

EXHIBIT NUMBER	DESCRIPTION

4.1	Specimen Common Stock Certificate (incorporated by reference to AHL’s Registration Statement on Form S-1 (File No. 333-20315)).

10.1*
First Amendment to Third Amended and Restated Credit Agreement and Consent, dated as of June 28, 2002, by and among AHL Services, Inc. and certain of its subsidiaries, Wachovia Bank, National Association (London Branch), as European Swingline Lender, the financial institutions named therein and Wachovia Bank, National Association, as Administrative Agent.

10.2*
Second Amendment to Third Amended and Restated Credit Agreement and Consent, dated as of July 12, 2002, by and among AHL Services, Inc. and certain of its subsidiaries, Wachovia Bank, National Association (London Branch), as European Swingline Lender, the financial institutions named therein and Wachovia Bank, National Association, as Administrative Agent.

11.1*	Computation of Earnings Per Share.

99.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

On April 3, 2002, AHL Services, Inc. filed a Current Report on Form 8-K on the sale of its UK staffing business to a UK-based private equity group and attaching the sale agreement and pro forma financial statements as exhibits.

On June 6, 2002, AHL Services Inc. filed a Current Report on Form 8-K announcing its change in certifying accountants and attaching a letter from Arthur Andersen to the SEC as exhibit.

On June 12, 2002, AHL Services Inc. filed a Current Report on Form 8-K/A regarding the change in certifying accountants and attaching a letter from Arthur Andersen to the SEC as exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AHL SERVICES, INC. (REGISTRANT)

Date: August 14, 2002	By:	/s/ HEINZ STUBBLEFIELD
Heinz Stubblefield
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and
Chief Accounting Officer)