Form 10-Q
period 2002-09-30
AHL SERVICES INC
filed 2002-11-14
CIK 1030740

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[MARK ONE]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes    [X]    No    [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,246,792 shares on November 1, 2002.

AHL SERVICES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

AHL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,526	$6,817
Accounts receivable, net of allowance of $5,791 and $7,650 in 2002 and 2001, respectively	19,312	16,349
Unbilled services	5,849	7,873
Work in process	1,097	1,350
Reimbursable customer expenses	5,786	5,542
Prepaid expenses and other	5,056	3,144
Income taxes receivable	462	10,997
Deferred income taxes	1,473	1,675
Net current assets of discontinued operations	288	1,022

Total current assets	42,849	54,769

Property and equipment, net	21,164	22,553
Other assets	451	341
Intangibles, net	4,104	4,300
Goodwill	78,272	98,995
Notes receivable	—	5,000
Net noncurrent assets of discontinued operations	30,453	58,725

Total assets	$177,293	$244,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,778	$6,465
Accrued expenses	14,160	17,426
Customer deposits	2,614	4,961
Current portion of self-insurance reserves	1,114	1,296
Current portion of settlement obligation	9,000	—
Current portion of debt	75,848	27,035

Total current liabilities	106,514	57,183

Self-insurance reserves, less current portion	1,146	1,475
Settlement obligations, less current portion	9,000	18,000
Debt, less current portion	—	77,114

Total liabilities	116,660	153,772

Shareholders’ equity:
Common stock, $.01 par value: 17,427,392 shares issued; 15,246,792 shares outstanding	175	175
Preferred stock, no par value: no shares outstanding	—	—
Paid-in capital	177,011	177,011
Accumulated deficit	(96,553)	(66,275)
Treasury stock at cost: 2,180,600 shares	(20,000)	(20,000)

Total shareholders’ equity	60,633	90,911

Total liabilities and shareholders’ equity	$177,293	$244,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$30,108	$32,791	$96,038	$106,045
Cost of services	12,531	14,704	41,834	47,902

Gross margin	17,577	18,087	54,204	58,143

Costs and expenses:
Operating	13,957	31,460	45,338	64,060
Corporate general and administrative	674	9,155	2,409	11,677
Depreciation and amortization	1,363	9,667	3,988	14,042
Final PIMMS severance costs	—	—	—	2,523

Operating income (loss)	1,583	(32,195)	2,469	(34,159)

Interest expense, net	2,047	1,101	5,401	2,877
Other expense	—	—	1,775	—

Loss from continuing operations before income taxes	(464)	(33,296)	(4,707)	(37,036)
Income tax benefit	—	(3,489)	—	(4,985)

Loss from continuing operations	(464)	(29,807)	(4,707)	(32,051)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes
European specialized staffing services businesses	2,363	(7,483)	(739)	(7,508)
Loss on sale of businesses, net of taxes
European specialized staffing services businesses	—	(25,001)	(4,109)	(25,001)
U.S. and European aviation and facility services businesses	—	(8,326)	—	(8,326)

Income (loss) from discontinued operations	2,363	(40,810)	(4,848)	(40,835)

Net income (loss) before cumulative effect of change in accounting principle	1,899	(70,617)	(9,555)	(72,886)
Cumulative effect of change in accounting principle	—	—	(20,723)	—

Net income (loss)	$1,899	$(70,617)	$(30,278)	$(72,886)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.03)	$(1.95)	$(0.31)	$(2.09)
Income (loss) from discontinued operations	$0.15	$(2.68)	$(0.32)	$(2.67)
Cumulative effect of change in accounting principle	$—	$—	$(1.36)	$—

Net income (loss)	$0.12	$(4.63)	$(1.99)	$(4.76)

Basic and diluted weighted average common shares:	15,247	15,247	15,247	15,295

The accompanying notes are an integral part of these condensed consolidated financial statements

AHL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,278)	$(72,886)
Less: Loss from discontinued operations	(4,848)	(40,835)

Loss from continuing operations before cumulative effect of change in accounting principle	(25,430)	(32,051)
Cumulative effect of change in accounting principle	20,723	—
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	3,988	14,042
Loss on sale of assets	1,775	—
Amortization of debt issuance costs	883	—
Noncash impairment and other related charges	—	9,200
Changes in operating assets and liabilities:
Accounts receivable and unbilled services, net	(1,132)	12,998
Work in process, prepaid expenses and other	(1,531)	(5,498)
Accounts payable	(2,687)	1,832
Accrued expenses and other liabilities	(5,706)	1,671
Self-insurance reserves	(511)	643
Income taxes receivable	10,535	(4,489)
Deferred income taxes	202	(3,000)

Net cash provided by (used in) operating activities of continuing operations	1,109	(4,652)
Net cash used in operating activities of discontinued operations	(2,686)	(18,703)

Net cash used in operating activities	(1,577)	(23,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,914)	(9,540)
Proceeds from sale of note receivable	3,500	—
Proceeds from sale of assets	604	—
Proceeds from sale of discontinued operations, net of transaction costs	26,844	—
Acquisition consideration paid	—	(12,901)

Net cash provided by (used in) investing activities	28,034	(22,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under Credit Facility	(28,301)	31,882
Payment of debt issuance costs	(1,447)	—
Repurchases of AHL common stock	—	(2,335)
Proceeds from exercise of stock options	—	175

Net cash provided by (used in) financing activities	(29,748)	29,722

Net decrease in cash and cash equivalents	(3,291)	(16,074)
Cash and cash equivalents at beginning of period	6,817	19,926

Cash and cash equivalents at end of period	$3,526	$3,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein, except for the December 31, 2001 balance sheet, which was extracted from the audited financial statements of December 31, 2001, have been prepared by AHL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the year ending December 31, 2002. These unaudited consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

As announced on July 20, 2001, AHL is currently attempting to sell its German specialized staffing services business. Deutsche Bank was retained as the Company’s advisors and discussions are underway with potential acquirers. Management believes that the Company will be able to dispose of the German specialized staffing business in the upcoming months. Net proceeds from the divestiture will be used to further reduce outstanding debt.

After a comprehensive review of the European specialized staffing services business by Deutsche Bank, and due to economic and capital market conditions, the Company adjusted the net basis of the business in the third quarter of 2001 to approximately $92.0 million, taking a charge of $25.0 million. Based on negotiations for the sale of the German specialized staffing services business, and concurrent with a $9.4 million charge taken for the UK business, AHL recorded an additional charge of $20.8 million related to the impairment of goodwill on the German business in the fourth quarter of 2001.

In order to reflect the current status of negotiations for the sale of the German staffing business, the Company recorded an additional impairment charge of $4.1 million in the second quarter of 2002.

Revenues of discontinued operations were $41.1 million and $62.7 million for the three months ended September 30, 2002 and 2001, respectively, and $118.7 million and $168.1 million for the nine months ended September 30, 2002 and 2001, respectively. Excluding the revenues of the sold United Kingdom specialized staffing business, revenues of discontinued operations were $41.1 million and $36.0 million for the three months ended September 30, 2002 and 2001, respectively, and $100.0 million and $102.9 million for the nine months ended September 30, 2002 and 2001, respectively. It is the Company’s policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company. Interest allocated to discontinued operations was $765,000 and $865,000 for the three months ended September 30, 2002 and 2001, respectively, and $2.2 million and $2.5 million for the nine months ended September 30, 2002 and 2001, respectively. Income (loss) from discontinued operations of $2.4 million and ($7.5) million for the three months ended September 30, 2002 and 2001, respectively, are net of income tax provision (benefit) of ($193,000) and $726,000 for the same period in 2002 and 2001, respectively. Loss from discontinued operations of ($739,000) and ($7.5) million for the nine months ended September 30, 2002 and 2001, respectively, are net of income tax provision (benefit) of ($148,000) and $579,000 for the same period in 2002 and 2001, respectively.

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

AHL’s obligation to pay Securicor the $13.0 million settlement payment is evidenced by two secured, subordinated promissory notes in the amounts of $10.0 million and $3.0 million. The Company’s obligation to pay the $13.0 million settlement payment matures in two installments. The first installment, in the amount of $9.0 million, matures on April 12, 2003; the remaining installment of $4.0 million matures on October 12, 2003. AHL may prepay the notes at any time without premium or penalty. The notes are secured by a lien on substantially all of the Company’s assets. AHL’s obligation to pay the settlement amount, and the lien securing its obligation, is subordinate to its obligation to pay all amounts outstanding or due pursuant to its existing Credit Facility and any substitute or replacement senior secured bank credit arrangement. The notes bear interest at a rate of 7% per annum. Interest on the notes will accrue and be added to the principal until the Company repays or refinances the amounts outstanding under its Credit Facility, at which time interest on the notes will be payable quarterly. AHL’s obligation to pay Mr. Argenbright $5.0 million is unsecured and does not bear interest. The obligation matures on October 12, 2003. In addition, in connection with satisfaction and termination of the Performance Bonus Program approved by AHL’s shareholders in May 2001, AHL agreed to guarantee up to $10,000,000 of Mr. Argenbright’s personal debt for a period of three years from the date of the sale of our European staffing business or such earlier time as allowed by our Credit Facility with such guaranty subject to approval by the holders of the Credit Facility.

3.	DEBT

The Company obtains its working capital from borrowings pursuant to a Credit Facility with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. The Company’s borrowings under the Credit Facility are secured by a lien on substantially all of its assets and the assets of its operating subsidiaries.

The Company was not in compliance with certain of its covenants as of December 31, 2001, and received a waiver from its bank group with respect to the non-compliance with these covenants through April 15, 2002. On April 12, 2002, AHL reached an agreement with its banks to amend the facility. The amendment eliminated the defaults, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount the Company is permitted to borrow, increased the interest rates on the Credit Facility and modified the financial covenants. Under the amended agreement, at September 30, 2002, the Company was permitted to borrow up to $85.5 million. Approximately $75.7 million was outstanding under the Credit Facility at September 30, 2002. The amount that the Company is permitted to borrow decreases incrementally each month to approximately $77.3 million as of December 31, 2002.

Under the Credit Facility, AHL is required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. The Company has monthly targets for each financial covenant that it must meet. AHL is also required to pursue a sale of its German specialized staffing business. Finally, AHL is required to pursue opportunities to raise cash through the sale of debt or equity securities. If the Company fails to pursue these transactions, it will be in default. Upon the occurrence of a default, unless the lenders grant a further waiver, the Company will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable.

At September 30, 2002, AHL had complied with all financial covenants included in the Credit Facility, but was pursuing a business combination transaction because it had not completed the sale of its German specialized staffing business or repaid the facility in full. AHL has engaged CIBC World Markets to assist it in this process. It is anticipated that this process will run in parallel with its continued efforts to complete the sale of the German specialized staffing business and to raise cash through a sale of debt or equity securities, in addition to the other measures which AHL is pursuing to obtain sufficient funds to repay the borrowings under the Credit Facility.

The Company cannot provide assurance that it will successfully complete the disposition of its German business, the issuance of debt or equity securities or the refinancing of any amounts that may remain outstanding under the Credit Facility. The Company is dependent on the availability of borrowings pursuant to the Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements. If borrowings under the Credit Facility are unavailable, the Company will be required to seek additional sources of financing in order to fund its working capital needs. If the Company is unable to obtain additional sources of financing and cannot repay the outstanding balance of its Credit Facility when it becomes due, it is likely that a business combination transaction, restructuring or liquidation will be required, or absent this the Company may not be able to continue as a going concern and may require some form of restructuring or disposition of selected operating subsidiaries.

4.	RESTRUCTURE AND OTHER UNUSUAL ITEMS

Due to the difficult economic environment, the Company performed a strategic review of continuing operations and recorded charges totaling $37.5 million during the third and fourth quarters of 2001. Charges to operating expenses totaled $15.8 million and consisted of $4.4 million for estimated uncollectible accounts receivable, $3.8 million for the estimated costs of buying out unattractive or redundant leases, $2.9 million for workers’ compensation claims, legal and other expenses related to the abandoned PIMMS operation, and $4.7 million for legal, bonus, severance for 66 employees and other costs associated with the Company’s efforts to streamline operations. In the fourth quarter of 2001, the Company recorded an additional charge of $2.9 million to reserve against an outstanding receivable for a customer in bankruptcy proceedings. Charges to corporate general and administrative expenses totaled $10.9 million and included a charge of $3.7 million to adjust the note receivable balance due from the sale of the Company’s U.S. specialized staffing businesses to its estimated net realizable value. The remaining $7.2 million of corporate general and administrative charges included $3.8 million to expense various business development costs incurred which, based on the current economic environment, will not be realized and charges of $2.6 million and $823,000 for severance for twelve employees and lease costs, respectively, incurred in conjunction with the closing of the Atlanta corporate offices. Finally, the Company recorded additional charges to depreciation and amortization expense of $7.9 million during 2001, consisting of $4.4 million for various equipment and leasehold improvements at the facilities replaced during 2001 and $3.5 million for internally developed software which was replaced during 2001. During the third quarter of 2002, the settlement of two legal disputes resulted in the release of reserves totaling $0.4 million. In addition, the 2002 collection of amounts charged against bad debt expense in the fourth quarter of 2000 resulted in a release of $0.2 million and $0.3 million in reserves in the second and third quarters of 2002, respectively.

On December 28, 2000, AHL decided to abandon operations of its store set-up business unit, formerly called PIMMS. The Company completed the closing of the PIMMS business unit on March 16, 2001, and recorded a final charge for the related severance expense for 188 employees of approximately $2.5 million in 2001.

The restructure charges are recorded in accordance with EITF No. 94-3, “Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The following table summarizes the activity in the restructuring liability accounts from December 31, 2001 to September 30, 2002:

	December 31, 2001	Usage	Reversal	September 30, 2002
	(In thousands)
Severance and related personnel expenses	$2,719	$(2,444)	$—	$275
Lease termination costs	4,361	(1,633)	(188)	2,540

Total	$7,080	$(4,077)	$(188)	$2,815

Management believes that the remaining reserves for restructuring are adequate to complete its plan. The restructuring reserves are included in accrued expenses.

5.	OTHER EXPENSE

Other expense includes losses incurred in the May 2002 sale of a non-core marketing division and a note receivable. The total includes a $1.5 million loss on the sale of a note receivable arising from the sale of the Company’s U.S. staffing business in 2000. The note, with a book value of $5.0 million, was sold for $3.5 million, resulting in the $1.5 million loss. Also in May 2002, the sale of a non-core marketing division for approximately $604,000 resulted in a loss on sale of $275,000.

6.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The following table presents the results of the Company for all periods presented on a comparable basis (in thousands expect per share information):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Reported net income (loss)	$1,899	$(70,617)	$(30,278)	$(72,886)
Add: Goodwill amortization	—	864	—	2,592

Adjusted net income (loss)	$1,899	$(69,753)	$(30,278)	$(70,294)

Basic and diluted net income (loss) per share:
Reported net income (loss)	$0.12	$(4.63)	$(1.99)	$(4.76)
Add: Goodwill amortization	—	0.06	—	0.17

Adjusted net income (loss)	$0.12	$(4.57)	$(1.99)	$(4.59)

The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and a test for impairment of goodwill and intangibles with indefinite lives annually, unless events and circumstances indicate that the carrying amounts may not be recoverable. Following the impairment analysis under SFAS No. 142, as of January 1, 2002 the Company recorded an impairment charge in the amount of $20.7 million as a cumulative change in accounting principle in the accompanying condensed consolidated statements of operations. The Company will be completing its annual impairment analysis in the fourth quarter of 2002.

In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for AHL January 1, 2003) and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (effective for AHL January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and among other factors, establishes criteria beyond those previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The Company is assessing the impact of the adoption of SFAS No. 143 and SFAS No. 144 on its financial position and results of operations.

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Among the important factors that could cause actual results to differ materially from those indicated in our forward-looking statements are: our ability to find a buyer for, and to negotiate and close the sale of our German specialized staffing business; our ability to close on a sale of debt or equity securities in the upcoming months; our ability to obtain an additional source of financing to refinance the indebtedness outstanding under our Credit Facility; our ability to continue to satisfy our covenants under our Credit Facility; reliance on the trend toward outsourcing marketing services; reliance on a small number of clients for a significant portion of our revenues; dependence on our labor force;

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

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, we identified critical accounting policies and estimates for our business. There have been no material changes to these policies and estimates for our business.

OVERVIEW

AHL Services, Inc. is a leading provider of outsourced marketing support services. Our 1998 acquisition of Gage Marketing Services, which has been in the marketing support services business for over 45 years, provided us with experienced personnel that have an understanding of the industry. Our integrated marketing execution solutions enhance the effectiveness and efficiency of many of the world’s most respected marketing companies. We deliver programs developed by manufacturers, retailers, service providers and advertising agencies, and are active in both business-to-consumer and business-to-business arenas. Our strategic offerings include trade promotion and fulfillment services, consumer promotion and fulfillment services and retail merchandising. Our successful delivery of these product offerings has enabled us to establish long-term client relationships with many of the largest companies in the world, with partnerships extending over several decades. Clients span a range of Global 500 companies including major enterprises in the automotive, consumer products, entertainment, retail and technology sectors.

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

Cost of services represents the direct costs, consisting primarily of wages and related benefits, attributable to a specific contract, as well as certain related expenses such as workers’ compensation and other direct labor-related expenses.

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

The following table sets forth consolidated statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	41.6	44.8	43.6	45.2

Gross margin	58.4	55.2	56.4	54.8

Costs and expenses:
Operating	46.4	95.9	47.2	60.4
Corporate general and administrative	2.2	27.9	2.5	11.0
Depreciation and amortization	4.5	29.5	4.1	13.2
Final PIMMS severance costs	—	—	—	2.4

Operating income (loss)	5.3	(98.1)	2.6	(32.2)

Interest expense, net	6.8	3.4	5.6	2.7
Other expense	—	—	1.9	—

Loss from continuing operations before income taxes	(1.5)	(101.5)	(4.9)	(34.9)
Income tax benefit	—	(10.6)	—	(4.7)

Loss from continuing operations	(1.5)	(90.9)	(4.9)	(30.2)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes
European specialized staffing services businesses	7.8	(22.8)	(0.7)	(7.1)
Loss on sale of businesses, net of taxes
European specialized staffing services businesses	—	(76.2)	(4.3)	(23.6)
U.S. and European aviation and facility services businesses	—	(25.4)	—	(7.8)

Income (loss) from discontinued operations	7.8	(124.4)	(5.0)	(38.5)

Net income (loss) before cumulative effect of accounting change	6.3	(215.3)	(9.9)	(68.7)
Cumulative effect of accounting change	—	—	(21.6)	—

Net income (loss)	6.3%	(215.3%)	31.5%)	(68.7%)

COMPARISON OF RESULTS—THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues. Revenues decreased $2.7 million, or 8%, to $30.1 million for the three months ended September 30, 2002 from $32.8 million for the same period in 2001. Revenues for the three months ended September 30, 2001 included $989,000 from a non-core marketing division that was sold in May 2002. Excluding the effect of this division, revenues decreased $1.7 million, or 5%, from the same period in 2001, primarily as a result of the general economic decline. Sales in our consumer promotion and fulfillment division and our trade fulfillment division decreased from the same period of 2001 due to the economic slowdown and resulting cost reduction programs at our clients. Our retail merchandising division has experienced a decline in revenue between periods due to the decrease in sales to a customer in bankruptcy proceedings.

Cost of Services. Cost of services decreased $2.2 million, or 15%, to $12.5 million for the three months ended September 30, 2002 from $14.7 million for the same period in 2001. Cost of services for the three months ended September 30, 2001 included approximately $456,000 from the sold non-core marketing division. Excluding the effects from the sold division, cost of services decreased $1.7 million, or 12%. The decrease in cost of services is a result of the direct reduction in variable costs, including labor related costs and material costs, associated with the reduction in sales between periods, as well as cost savings from the implementation of labor and shipping cost reduction programs across all divisions. As a percentage of revenues, cost of services decreased to 41.6% for the three months ended September 30, 2002 from 44.8% for the same period in 2001.

Gross Margin. Gross margin decreased $510,000, or 3%, to $17.6 million for the three months ended September 30, 2002 from $18.1 million for the same period in 2001. Excluding the effect of the sold non-core marketing division, gross margin increased slightly. As a percentage of revenues, gross margin increased to 58.4% for the three months ended September 30, 2002, from 55.2% for the same period in 2001.

Operating. Operating expenses decreased $17.5 million, or 56%, to $14.0 million for the three months ended September 30, 2002 from $31.5 million for the same period in 2001. Operating expenses for the three months ended September 30, 2001 included $619,000 in costs from the sold non-core marketing division and special charges of $15.3 million, consisting of $4.4 million for estimated uncollectible accounts receivable, $3.8 million for the estimated costs of buying out unattractive or redundant leases, $2.9 million for workers’ compensation claims, legal and other expenses related to the abandoned PIMMS operation, and $4.2 million for severance, legal, bonus and other costs associated with efforts to streamline operations. Excluding the effects of the sold division and the special charges, operating expenses decreased $1.5 million, or 10%. Approximately $0.8 million of the decrease can be attributed to cost savings gained on lease, maintenance and utility costs from the consolidation of several warehouses into one new facility in late 2001, and to cost savings gained from initiatives implemented in early 2002 to reduce operating costs across all divisions. In addition, approximately $0.4 million of the decrease is due to the settlement of two legal disputes within the third quarter for less that the amount reserved in the third quarter of 2001, with the final $0.3 million of the decrease due to the collection of amounts charged against bad debt expense in the fourth quarter of 2000. As a percentage of revenues, excluding the special charges and the sold non-core marketing division, operating expenses decreased to 46.4% for the three months ended September 30, 2002 as compared to 48.7% for the same period in 2001.

Corporate General and Administrative. Corporate general and administrative expenses decreased $8.5 million, or 93%, to $674,000 for the three months ended September 30, 2002 from $9.2 million for the same period in 2001. The Company recorded special charges to corporate general and administrative expenses of $8.0 million in the period ending September 30, 2001, consisting of $3.7 million to adjust the note receivable balance due from the sale of the Company’s U.S. industrial staffing businesses to its estimated net realizable value, a charge of $3.5 million to expense various business development costs incurred which, based on the economic environment, would not be realized and $800,000 for lease costs incurred in conjunction with the closing of the Atlanta corporate offices. Excluding the special charges, corporate general and administrative charges decreased $493,000 or 42%. The decrease is attributed to the reduction in personnel and occupancy costs from the closing of the Atlanta corporate headquarters. As a percentage of revenues, excluding the special charges, corporate general and administrative expenses decreased to 2.2% for the three months ended September 30, 2002, from 3.7% for the same period in 2001.

Depreciation and Amortization. Depreciation and amortization decreased $8.3 million, or 86%, to $1.4 million for the three months ended September 30, 2002 from $9.7 million for the same period in 2001. Depreciation and amortization expense for 2001 included special charges to depreciation and amortization expense of $7.3 million consisting of $3.8 million for various equipment and leasehold improvements at the facilities replaced during the third quarter of 2001 and $3.5 million for internally developed software which was replaced during the third quarter of 2001. Depreciation and amortization expense for the three months ended September 30, 2001 includes approximately $864,000 of amortization of goodwill which is no longer being amortized in 2002 in accordance with SFAS No. 142. Excluding the special charges and the amortization of goodwill in 2001, depreciation and amortization decreased 4% between periods. As a percentage of revenues, excluding the special charges and the amortization of goodwill and intangibles, depreciation and amortization remained consistent at 4.5% between periods.

Operating Income (Loss). Operating income was $1.6 million for the three months ended September 30, 2002 as compared to an operating loss of ($32.2) million for the same period in 2001. Excluding the special charges, amortization of goodwill and the sold non-core marketing division, operating loss was ($531,000) in 2001. As a percentage of revenues, operating income was 5.3% for the three months ended September 30, 2002 as compared to an operating loss of (1.7%) for the same period in 2001, primarily due to the improvement in margin and the reduction in operating costs in 2002.

Interest Expense, Net. Interest expense, net, represents the interest on our outstanding debt allocated to continuing operations. Net interest expense increased $946,000, or 86%, to $2.0 million for the three months ended September 30, 2002 from $1.1 million for the same period in 2001. The increase is due to additional amortization of fees arising from the amendment of the Credit Facility in April 2002 and higher interest rates charged in the three months ended

September 30, 2002 compared to the same period in 2001. As a percentage of revenues, net interest expense was 6.8% for the three months ended September 30, 2002 as compared to 3.4% for the same period in 2001.

Income Tax Benefit. Income tax benefit was $3.5 million for the three months ended September 30, 2001. Due to the uncertainty regarding the realization of our federal general business credit carryforwards, we have recorded a valuation allowance against our income tax benefit for 2002. In 2001, we provided for income taxes at a rate of 40%.

DISCONTINUED OPERATIONS

On March 19, 2002, we sold our United Kingdom specialized staffing services business. As announced on July 20, 2001, we are currently attempting to sell our German specialized staffing business. On December 29, 2000, we sold our U.S. and European aviation and facility services businesses. In accordance with the provisions of Accounting Principles Board Opinion No. 30, we have reflected the results of our European specialized staffing businesses and our U.S. and European aviation and facility services businesses as discontinued operations in the condensed consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations segregated from the assets and liabilities of continuing operations, and the earnings of these businesses segregated from the results of continuing operations.

Income (Loss) From Discontinued Operations, Net of Taxes. Revenues of discontinued operations were $41.1 million and $62.7 million for the three months ended September 30, 2002 and 2001, respectively. Excluding the revenues of the sold United Kingdom specialized staffing business, revenues of discontinued operations were $36.0 million for the three months ended September 30, 2001. It is the Company’s policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company. Income from discontinued operations of $2.4 million for the three months ended September 30, 2002 is net of the applicable interest expense of $765,000 and income tax benefit of ($193,000). Loss from discontinued operations of ($7.5) million for the three months ended September 30, 2001 is net of the applicable interest expense of $865,000 and income tax expense of $726,000. The loss from discontinued operations for 2001 included $6.4 million in special charges for potential uncollectible accounts receivable and the positioning of the business for sale.

Loss on Sale of Businesses—European Specialized Staffing Services. After a comprehensive review of the business by Deutsche Bank, and due to economic and capital market conditions, the Company adjusted the net basis of the European specialized staffing services business in the third quarter of 2001 to approximately $92.0 million, taking a charge of $25.0 million.

Loss on Sale of Businesses—U.S. and European Aviation and Facility Services Businesses. On December 29, 2000, we sold our U.S. and European aviation and facility services businesses for $185 million in cash to Securicor plc. The sale price for the U.S. and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital. In 2001, we recorded an additional reserve of $5.2 million to accrue to the final settlement, and we expensed $4.3 million for various costs related to the sale, including $2.0 million paid to Mr. Argenbright in satisfaction and termination of his performance bonus agreement, $1.0 million in estimated legal fees and $1.3 million in working capital adjustments. We recorded a related tax benefit of $974,000.

NET INCOME (LOSS)

Net income increased $72.5 million to $1.9 million for the three months ended September 30, 2002 from a loss of ($70.6) million for the same period in 2001. The difference is primarily due to the special charges recorded in the third quarter of 2001 and the impairment charge recorded against the net assets of discontinued operations.

COMPARISON OF RESULTS—NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Reported continuing operating results for 2002 include the marketing support services businesses and the non-core marketing division that was sold in May 2002. Reported continuing operating results for 2001 include the marketing support services businesses, the non-core marketing division that was sold in May 2002 as well as the PIMMS store set-up business, which ceased operations during the first quarter of 2001.

Revenues. Revenues decreased $10.0 million, or 9%, to $96.0 million for the nine months ended September 30, 2002 from $106.0 million for the same period in 2001. Revenues for the nine months ended September 30, 2002 included $1.5 million for the sold non-core marketing division, while revenues for the nine months ended September 30, 2001 included $918,000 for the abandoned PIMMS operation and $3.5 million for the sold non-core marketing division. Excluding PIMMS and the sold division, revenues for the period decreased $7.1 million, or 7%. The decrease is a result of the general economic decline. Sales in our consumer promotion and fulfillment division and our trade fulfillment division decreased from the same period of 2001 due to the economic slowdown and resulting cost reduction programs at our clients.

Cost of Services. Cost of services decreased $6.1 million, or 13%, to $41.8 million for the nine months ended September 30, 2002 from $47.9 million for the same period in 2001. Cost of services for the nine months ended September 30, 2002 included $707,000 for the sold non-core marketing division, while cost of services for the nine months ended September 30, 2001 included $389,000 for the abandoned PIMMS operation and $1.6 million for the sold marketing division. Excluding PIMMS and the sold division, cost of services decreased $4.8 million, or 10%. The decrease in cost of services is a result of the direct reduction in variable costs, including labor related costs and material costs, associated with the reduction in sales between periods and to labor and shipping cost reduction programs implemented across all divisions. As a percentage of revenues, excluding PIMMS and the sold division, cost of services decreased to 43.5% for the nine months ended September 30, 2002 from 45.2% for the same period in 2001.

Gross Margin. Gross margin decreased $3.9 million, or 7%, to $54.2 million for the nine months ended September 30, 2002 from $58.1 million for the same period in 2001. Gross margin for the nine months ended September 30, 2002 included $829,000 for the sold non-core marketing division. Gross margin for the nine months ended September 30, 2001 included $529,000 from the abandoned PIMMS operation and $1.9 million for the sold division. Excluding PIMMS and the sold division, gross margin decreased $2.3 million, or 4%. As a percentage of revenues, excluding PIMMS and the sold division, gross margin increased to 56.5% for the nine months ended September 30, 2002 from 54.8% for the same period in 2001, due to the reasons discussed above.

Operating. Operating expenses decreased $18.8 million, or 29%, to $45.3 million for the nine months ended September 30, 2002 from $64.1 million for the same period in 2001. Operating expenses for the nine months ended September 30, 2002 included $957,000 for the non-core marketing division sold in May 2002, while operating expenses for the nine months ended September 30, 2001 included $529,000 for the abandoned PIMMS operations and $2.1 million for the sold non-core marketing division. Operating expenses in 2001 also included special charges of $15.3 million consisting of $4.4 million for estimated uncollectible accounts receivable, $3.8 million for the estimated costs of buying out unattractive or redundant leases, $2.9 million for workers’ compensation claims, legal and other expenses related to the abandoned PIMMS operation, and $4.2 million for severance, legal, bonus and other costs associated with our efforts to streamline operations. Excluding PIMMS, the sold division and the special charges, operating expenses decreased $1.8 million, or 4%. Approximately $0.9 million of the decrease can be attributed to cost savings gained on lease, maintenance and utility costs from the consolidation of several warehouses into one new facility in late 2001 and to cost savings gained from initiatives implemented in early 2002 to reduce operating costs across all divisions. In addition, approximately $0.4 million of the decrease is due to the settlement of two legal disputes within the quarter for less that the amount reserved in the third quarter of 2001, with an additional $0.5 million of the decrease due to the collection of amounts charged against bad debt expense in the fourth quarter of 2000. As a percentage of revenues, excluding PIMMS, the sold division and the special charges, operating expenses increased to 47.0% for the nine months ended September 30, 2002 as compared to 45.4% for the same period in 2001 due to the fixed nature of certain operating costs in relation to the reduction in revenues.

Corporate General and Administrative. Corporate general and administrative expenses decreased $9.3 million, or 79%, to $2.4 million for the nine months ended September 30, 2002 from $11.7 million for the same period in 2001. The Company recorded special charges to corporate, general and administrative expenses of $8.0 million in 2001, consisting of $3.7 million to adjust the note receivable balance due from the sale of the Company’s U.S. industrial staffing businesses to its estimated net realizable value, a charge of $3.5 million to expense various business development costs incurred which, based on the current economic environment, would not be realized and $800,000 for lease costs incurred in conjunction with the closing of the Atlanta corporate offices. Excluding these costs, corporate general and administrative expenses decreased $1.3 million, or 35%, due to reductions in personnel and occupancy costs from the closing of the Atlanta corporate offices. As a percentage of revenues, excluding the special charges, these expenses decreased to 2.5% for the nine months ended September 30, 2002 from 3.6% for the same period in 2001.

Depreciation and Amortization. Depreciation and amortization decreased $10.0 million, or 71%, to $4.0 million for the nine months ended September 30, 2002 from $14.0 million for the same period in 2001. Depreciation and amortization expense for 2001 included special charges to depreciation and amortization expense of $7.3 million consisting of $3.8 million for various equipment and leasehold improvements at the facilities replaced during the third quarter of 2001 and $3.5 million for internally developed software which was replaced during the third quarter of 2001. Depreciation and amortization expense for the nine months ended September 30, 2001 included approximately $2.6 million of amortization of goodwill, which is no longer being amortized in 2002 in accordance with SFAS No. 142. Excluding the special charges and the amortization of goodwill and intangibles in 2001, depreciation and amortization remained consistent between periods. As a percentage of revenues, depreciation and amortization increased to 4.2% for the nine months ended September 30, 2002 from 3.9% for the same period in 2002.

Final PIMMS Severance Costs. Final PIMMS severance costs represent severance costs related to the abandonment of the PIMMS operation. We completed the closing of the PIMMS operation on March 16, 2001, and took a charge for the related severance expense of $2.5 million in 2001.

Operating Income (Loss). Operating income was $2.5 million for the nine months ended September 30, 2002 as compared to an operating loss of ($34.2) million for the same period in 2001. The sold non-core marketing business contributed an operating loss of ($0.2) million to the 2002 results. The operating loss for the nine months ended September 30, 2001 included special charges of $30.7 million, amortization of goodwill of $2.6 million, a $2.5 million charge for the abandoned PIMMS operation and an operating loss of ($0.3) million from the sold non-core marketing business. Excluding these items, operating income for the nine months ended September 30, 2002 increased to $2.7 million, or 2.8% of revenues, from operating income for the same period in 2001 of $1.9 million, or 1.9% of revenues. The increase was primarily a result of the margin improvement and operating efficiencies gained in 2002.

Interest Expense, Net. Interest expense, net, represents the interest on our outstanding debt allocated to continuing operations. Net interest expense increased $2.5 million, or 88%, to $5.4 million for the nine months ended September 30, 2002, from $2.9 million for the same period in 2001. The increase is due to additional amortization of fees arising from the amendment of the Credit Facility in April 2002 and higher interest rates charged in the nine months ended September 30, 2002 compared to the same period in 2001. As a percentage of revenues, net interest expense was 5.6% for the nine months ended September 30, 2002 as compared to 2.7% for the same period in 2001.

Other Expense. Other expense includes losses incurred in the sale of a non-core marketing division and a note receivable. The total includes a $1.5 million loss on the May 2002 sale of a note receivable arising from the sale of the Company’s U.S. staffing business in 2000. The note, with a book value of $5.0 million, was sold for $3.5 million, resulting in the $1.5 million loss. Also in May 2002, the sale of a non-core marketing division for approximately $604,000 resulted in a loss on sale of $275,000.

Income Tax Benefit. Income tax benefit was $5.0 million for the nine months ended September 30, 2001. Due to the uncertainty regarding the realization of our federal general business credit carryforwards, we have recorded a valuation allowance against our income tax benefit for 2002. In 2001, we provided for income taxes at a rate of 40%.

DISCONTINUED OPERATIONS

On March 19, 2002, we sold our United Kingdom specialized staffing services business. As announced on July 20, 2001, we are currently attempting to sell our German specialized staffing business. On December 29, 2000, we sold our U.S. and European aviation and facility services businesses. In accordance with the provisions of Accounting Principles Board Opinion No. 30, we have reflected the results of our European specialized staffing businesses and our U.S. and European aviation and facility services businesses as discontinued operations in the condensed consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations segregated from the assets and liabilities of continuing operations, and the earnings of these businesses segregated from the results of continuing operations.

Loss From Discontinued Operations, Net of Taxes. Revenues of discontinued operations were $118.7 million and $168.1 million for the nine months ended September 30, 2002 and 2001, respectively. Excluding the revenues of the sold United Kingdom specialized staffing business, revenues of discontinued operations were $100.0 million and $102.9 million for the nine months ended September 30, 2002 and 2001, respectively. It is the Company’s policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company. The loss from discontinued operations of ($739,000) for the nine months ended September 30, 2002 is net of the applicable interest expense of $2.2 million and income tax (benefit) of ($148,000). Loss from discontinued operations of ($7.5) million for the nine months ended September 30, 2001 is net of the applicable interest expense of $2.5 million and income tax expense of $579,000. The loss from discontinued operations for 2001 included $6.4 million in special charges for potential uncollectible accounts receivable and the positioning of the business for sale.

Loss on Sale of Businesses—European Specialized Staffing Services. In order to reflect the current status of negotiations for the sale of the German staffing business, the Company recorded an additional impairment charge of $4.1 million in the second quarter of 2002.

Loss on Sale of Businesses—U.S. and European Aviation and Facility Services Businesses. On December 29, 2000, we sold our U.S. and European aviation and facility services businesses for $185 million in cash to Securicor plc. The sale price for the U.S. and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital. In 2001, we recorded an additional reserve of $5.2 million to accrue to the final settlement, and we expensed $4.3 million for various costs related to the sale, including $2.0 million paid to Mr. Argenbright in satisfaction and termination of his performance bonus agreement, $1.0 million in estimated legal fees and $1.3 million in working capital adjustments. We recorded a related tax benefit of $974,000.

Cumulative effect of change in accounting principle. The completion of the initial impairment analysis under SFAS No. 142 resulted in an impairment charge in the amount of $20.7 million recorded in 2002 as a cumulative change in accounting principle.

NET LOSS

Net loss decreased $42.6 million to a loss of ($30.3) million for the nine months ended September 30, 2002 from ($72.9) million for the same period in 2001, due primarily to the special charges recorded in the third quarter of 2001 and the write down of the European staffing business, offset by the $20.7 million charge recorded in 2002 as a cumulative effect of change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1.6 million for the nine months ended September 30, 2002, compared to $23.4 million for the same period in 2001. Of the $1.6 million of cash used in operating activities for the period ended September 30, 2002, $2.7 million of cash was used by discontinued operations. For the same period in 2001, cash used by discontinued operations was $18.7 million. The continuing operations provision of cash in 2002 is primarily the result of a federal tax refund offset in part by an increase in working capital.

Cash provided by investing activities for the nine months ended September 30, 2002 was $28.0 million compared to cash used by investing activities of $22.4 million for the same period in 2001. In 2002, cash was generated through the sale of the United Kingdom specialized staffing business for $26.8 million, a note receivable for $3.5 million and a non-core marketing business for approximately $604,000. Additions to property and equipment used cash of $2.9 million. Cash used in 2001 included a $12.9 million earn-out payment made for our 1999 acquisition of ServiceAdvantage and additions to property and equipment of $9.5 million. Capital expenditures for 2002 are anticipated to be significantly lower than 2001.

Cash used in financing activities for the nine months ended September 30, 2002 was $29.7 million compared to cash provided by financing activities of continuing operations of $29.7 million for the same period in 2001. The March 19, 2002 sale of the United Kingdom specialized staffing services business and the sale of the note receivable and non-core marketing asset provided funds for repayments on our Credit Facility of $28.3 million. Approximately $1.5 million in cash was used for costs associated with amending the Credit Facility in 2002. In 2001, we had net borrowings under our Credit Facility of $31.9 million, using $2.3 million of these funds to repurchase 172,500 shares of our common stock. The exercise of stock options generated $175,000 in proceeds in 2001.

Credit Facility

We obtain our working capital from borrowings pursuant to a Credit Facility with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. Our borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the assets of our operating subsidiaries.

We were not in compliance with certain of our covenants under the Credit Facility as of December 31, 2001, and received a waiver from our bank group with respect to the non-compliance with these covenants through April 15, 2002. On April 12, 2002, we reached an agreement with our banks to amend the facility. The amendment eliminated the defaults, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount we are permitted to borrow, increased the interest rates that we are required to pay and modified our financial covenants. Under the amended agreement, at September 30, 2002, we were permitted to borrow up to $85.5 million. Approximately $75.7 million was outstanding under the Credit Facility at September 30, 2002. The amount that we are permitted to borrow decreases incrementally each month to approximately $77.3 million as of December 31, 2002.

Under the Credit Facility, we are required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. We have monthly targets for each financial covenant that we must meet. We are also required to pursue the sale of our German specialized staffing business and opportunities to raise cash through the sale of debt or equity securities. If we fail to pursue these transactions, we will be in default. Upon the occurrence of a default, unless our lenders grant a further waiver, we will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable.

At September 30, 2002, we had complied with all financial covenants included in the Credit Facility, but were pursuing a business combination because we had not completed the sale of our German specialized staffing business or repaid the facility in full. We have engaged CIBC World Markets to assist us in this process. It is anticipated that this process will run in parallel with our continued efforts to complete the sale of our German specialized staffing business and to raise cash through a sale of debt or equity securities, in addition to the other measures which we are pursuing to obtain sufficient funds to repay the borrowings under the Credit Facility.

We cannot assure you that we will successfully complete the disposition of our German business, the issuance of debt or equity securities or the refinancing of any amounts that remain outstanding under the Credit Facility. We are dependent on the availability of borrowings pursuant to the Credit Facility to meet our working capital needs, capital expenditure requirements and other cash flow requirements. If borrowings under the Credit Facility are unavailable, we will be required to seek additional sources of financing in order to fund our working capital needs. If we are unable to obtain additional sources of financing and cannot repay the outstanding balance of our Credit Facility when it becomes due, it is likely that a business combination transaction, restructuring or liquidation will be required, or absent this the Company may not be able to continue as a going concern and may require some form of restructuring or disposition of selected operating subsidiaries.

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

INTEREST RATE RISK

We maintain a Credit Facility which subjects us to the risk of increased interest expense associated with movements in market interest rates. Our Credit Facility had a balance outstanding of $75.7 million at September 30, 2002, which was at a variable rate of interest. Due to the short-term nature of the Credit Facility, the carrying value approximates fair value. Based on outstanding borrowings, it is estimated that an increase in the prevailing interest rates of 100 basis points would result in a decrease in net income of approximately $125,000, or $0.01 per share, for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

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

10.1*
Third Amendment to Third Amended and Restated Credit Agreement and Consent, dated as of August 30, 2002, by and among AHL Services, Inc. and certain of its subsidiaries, Wachovia Bank, National Association (London Branch), as European Swingline Lender, the financial institutions named therein and Wachovia Bank, National Association, as Administrative Agent.

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

There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AHL SERVICES, INC. (REGISTRANT)

Date: November 14, 2002	By:	/s/ HEINZ STUBBLEFIELD
Heinz Stubblefield Chief Financial Officer (Duly Authorized Officer, Principal Financial and Chief Accounting Officer)

CERTIFICATIONS

I, A. Clayton Perfall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AHL Services, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ A. CLAYTON PERFALL
A. Clayton Perfall Chief Executive Officer

I, Heinz Stubblefield, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AHL Services, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ HEINZ STUBBLEFIELD
Heinz Stubblefield Chief Financial Officer