Form 10-K
period 2002-12-31
AHL SERVICES INC
filed 2003-04-15
CIK 1030740

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2002

Commission File Number 000-22195

AHL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2277249
(State of organization)	(IRS Employer Identification No.)

1000 Wilson Blvd, Suite 910

        Arlington, VA 22209

(Address of Principal Executive Offices, including Zip Code)

(703) 528-9688

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant (based upon the closing sale price on The Nasdaq Small Cap Stock Market) on June 30, 2002 was approximately $15,061,000.

As of April 1, 2003, there were 15,246,792 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AHL SERVICES, INC.

PART I

ITEM 1.    BUSINESS

GENERAL

AHL Services, Inc. (“AHL”), headquartered in Arlington, Virginia, is a leading provider of outsourced business services, including marketing support services in the United States and specialized staffing services in Germany. Our marketing support services strategic offerings include consumer promotion and fulfillment services, trade promotion and fulfillment services and retail merchandising. Our specialized staffing services provide electricians, welders, plumbers, customer service representatives and industrial workers for clients throughout Germany. Clients span a range of Global 500 companies, including major enterprises in the automotive, consumer products, entertainment and retail sectors.

Historically, AHL has also owned specialized staffing businesses in the United States and the United Kingdom and aviation and facility services businesses in the United States and Europe. The UK specialized staffing business was sold on March 19, 2002, and the US specialized staffing business was sold on October 13, 2000. The US and European aviation and facility services businesses were sold on December 29, 2000. In addition, on December 28, 2000, AHL abandoned operations of a division of marketing support services that was engaged in the store set-up business. The closing of this division, formerly called PIMMS, was completed on March 16, 2001.

AHL was incorporated in Georgia in 1997. Our corporate headquarters are located at 1000 Wilson Boulevard, Suite 910, Arlington, Virginia 22209. Our telephone number is (703) 528-9688.

RECENT DEVELOPMENTS

On March 31, 2003, AHL announced that an affiliate (the “Purchaser”) of CGW Southeast Partners IV, L.P. (“CGW”), a private equity firm specializing in middle-market investments, and certain AHL officers, directors and shareholders (the “Continuing Shareholders”) have agreed to acquire the outstanding shares of AHL not already held by CGW and the Continuing Shareholders through a proposed merger of AHL and the Purchaser (the “proposed merger”). The proposed merger, if completed, would constitute a going private transaction and would result in AHL no longer being publicly traded and no longer filing annual, quarterly and current reports with the SEC. In the proposed merger, holders of AHL’s common stock at the time of the proposed merger, other than Frank A. Argenbright, Jr., our Chairman, Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall, our chief executive officer, and Caledonia Investments plc, each of whom is a Continuing Shareholder, will receive $1.50 in cash for each share of AHL common stock held by such shareholder immediately prior to the proposed merger. Each share of AHL common stock held by the Continuing Shareholders will be converted into 1.5 shares of AHL’s newly-created Series B participating preferred stock. Following the transaction, the Continuing Shareholders will maintain an approximate 40% equity interest in AHL, and CGW will own the remaining equity interest of approximately 60%.

The proposed merger is expected to be completed in the third quarter of fiscal year 2003. The transaction is subject to the approval of the holders of a majority of AHL’s outstanding common stock, as well as the approval of a majority of the shares of AHL common stock not held by the Continuing Shareholders. It is also subject to CGW obtaining necessary financing and other customary closing conditions.

In addition, in connection with the proposed merger, AHL obtained the consent of its senior secured lenders to further extend the maturity date under its credit agreement, which was scheduled to expire on March 31, 2003. As extended, the credit agreement will expire on August 29, 2003, unless the proposed merger is cancelled, in which event it will expire on the date the proposed merger is cancelled.

INDUSTRY OVERVIEW

The market for outsourced business services has evolved as companies increasingly outsource non-core functions. The outsourcing company provides on-site management of staff, assumes responsibility for a particular function and shares in the economic benefits derived from improved execution of the function. As businesses centralize purchasing decisions and seek to reduce the number of vendors with whom they do business, the ability of providers to offer national and international coverage is growing in importance. These trends, as well as the increasing need for capital and management depth for growth, are creating consolidation opportunities in the highly fragmented outsourcing services industry.

Marketing support services include a broad spectrum of activities that are required to implement a company’s strategies and plans. Important segments of the marketing support services industry include customer contact management, fulfillment, merchandising, direct mail, lead generation, Web design, database management and mining, continuity, loyalty, promotions and market research. The marketing support services industry is large, with significant growth expected as companies place greater emphasis on retaining existing customers by appealing to them on a more personalized basis.

We believe that a fundamental change is occurring across marketing industries—the move to customer centricity. Marketing has always been focused on the customer, but in the recent past has been hampered by the lack of customer specific information and slower than desired product development, delivery and execution. Explosive growth of the Internet and the introduction of sophisticated business intelligence applications have changed marketing at the most fundamental level. Technology has focused marketing programs on the individual rather than the generic masses.

The move to one-on-one interactive marketing and real time delivery has forced many companies to look outside their own marketing divisions to augment, enhance and extend their marketing execution capabilities. There is increasing demand for customer contact management, on both the customer service side as well as through customer analytics and profiling. Fulfillment and merchandising are also in demand as companies accelerate product development and sales and marketing campaign cycles. Many companies are seeking seamless customer service, fulfillment and merchandising services to ensure every customer has access to products whether the ‘store’ is down the street or online.

Temporary staffing is used primarily to manage short-term fluctuations in employment needs. Those needs may arise due to the seasonal nature of certain businesses or the geographic allocation of employment resources. Temporary staffing is also utilized in highly regulated employment countries to satisfy longer term needs to provide flexibility in the event of a change in demand for services or products. The dynamics of the temporary staffing industry make it highly sensitive to fluctuation in the broader economy. As a result, the industry is early cyclical, meaning that upon early signs of improving demand, companies tend to hire temporary rather than permanent workers.

With approximately 40 million employees, the German labor market has the potential to be one of the largest staffing markets globally. However, Germany continues to have restrictive regulations for temporary staffing, resulting in a relatively low penetration rate as compared to other European countries. Recent German legislation includes provisions that would remove many of the regulatory barriers to using temporary staffing to satisfy businesses’ employment flexibility requirements.

STRATEGY

In 2002, AHL focused on expanding its marketing support services to existing clients and creating operating efficiencies within its marketing support services businesses. Our marketing support services businesses serve a diverse group of long-term clients. We expect to leverage our strong client base to continue to grow our business in 2003. Our specific strategies include:

Partnering with clients at a higher level within the organization to meet their marketing needs.    For more than two years, we have targeted business development efforts to senior marketing executives in five primary industries: consumer products, automotive, entertainment, retail and financial services. Demonstrating our industry expertise and our service offerings to senior levels within our clients’ organizations has proven beneficial to both AHL and our clients. We believe this strategic focus is the primary reason AHL has seen growth in these industries.

Exploiting merchandising market opportunities.    The retail merchandising market is fragmented with predominantly unsophisticated competitors. Most outsource merchandising companies are small family operations that do not have the skills or resources to satisfy complex demands of Fortune 500 companies and large retailers. Furthermore, manufacturers’ internal organizations are expensive, burdened with heavy overhead costs and subject to chronic downsizing as retailers continue to transfer costs and squeeze manufacturers’ margins. Companies with internal merchandising groups are aligning with outsource partners to handle surge periods. As one of the largest merchandising suppliers with a guarantee of superior quality and execution, we believe we are well positioned to benefit from these market opportunities.

Transforming merchandising revenue base and building continuity business.    Our primary initiatives in transforming our revenue base include (1) eliminating business with unprofitable projects and chronic slow payers and (2) building our revenue base around a premier client list. For 2003, we are focused on building a foundation for large continuity business. We expect to accomplish this objective by targeting in-house merchandising organizations and focusing on large premier clients. In addition, we will focus on converting one-time projects to a continuity-based business.

Continuing to upgrade and improve facilities.    We have invested significantly in new facilities over the past few years. Within our trade promotion and fulfillment business, we have consolidated seven warehouses into one large 400,000 square feet facility, which significantly reduced our operating costs in 2002, while increasing available capacity. In 2003, we have already expanded our operations by opening warehouse facilities in Pennsylvania and Ontario, Canada. In 2003 and 2004, we intend to upgrade facilities for our Minnesota-based consumer fulfullment operations. We also intend to continue expansion of our customer service facilities in Canada.

Improving merchandising service quality.    We have begun several initiatives to improve the quality of our merchandising service. Among these key initiatives are: (1) changes in merchandiser reporting and monitoring to allow us to guarantee 95% completion on time and 100% completion within 24 hours of commitment, (2) movement to Internet reporting in order to allow clients on-line access to store execution updates, and (3) movement to merchandisers with Internet access which will allow faster and less costly communications with merchandisers.

Developing and enhancing information technology systems.    In 2003, we will evaluate additional value-added warehouse management modules to incorporate into our enterprise Oracle-based platform, Global Enterprise Management (“GEM”). We believe it will be cost effective to select off-the-shelf components for resource scheduling and labor planning. Also, in 2003 we intend to upgrade our retail merchandising platform to create the additional capacity required by our new e-merchandising offering. We are also launching new web based reporting and modeling systems that we believe are the leading edge in the marketing support services industry.

Continuing to reduce operating costs.    We have begun several initiatives that will reduce our operating costs. These initiatives include (1) increased application of technology throughout operations; (2) standardization of technology platforms as discussed previously; (3) focus on economies of scale and productivity gains;

(4) utilization of cross-business teams to develop and implement consistent procedures and measurements; and (5) measurement of performance against standards in each facility.

SERVICES PROVIDED

The following table presents the percentage of AHL’s revenues by business line for the periods shown:

	2002	2001	2000
Marketing support services	48%	51%	60%
German specialized staffing services	52%	49%	40%

Total	100%	100%	100%

Marketing Support Services

Our marketing support services are performed by two operations: Archway Marketing Services (“Archway”), formerly known as Gage Marketing Services, and ServiceAdvantage. Archway provides consumer promotion and fulfillment services, which includes customer service operations, and trade promotion and fulfillment services. Archway has fulfillment centers located in Detroit, Michigan; Minneapolis, Minnesota; Kankakee, Illinois; Los Angeles, California; Allentown, Pennsylvania; Toronto, Canada; and Juarez, Mexico. Archway’s customer service centers are located in both the United States and Canada. Our ServiceAdvantage operations provide retail merchandising services across the United States through a network of field offices, with sales offices in Minneapolis, Minnesota; Troy, Michigan; Bentonville, Arkansas; and Taylorville, Illinois.

We provide a comprehensive array of marketing support services, enabling us to execute and administer complex, multifaceted marketing programs for our clients. These programs include the following:

Consumer Promotion and Fulfillment Services

Our consumer fulfillment services link our clients and their consumers through a broad range of marketing programs, including the execution of rebate and premium programs, sweepstakes and continuity marketing programs. We believe we are one of the largest and best-recognized providers of these services in the United States.

Consumer fulfillment is an important method of building loyalty for our client’s customers, and we provide integrated programs that include customer database management, processing and fulfilling orders. Our execution and administration of consumer promotion programs and direct response fulfillment services typically involve:

•	developing systems to meet client specific requirements and reports;

•	receiving consumer orders, via mail, telephone or the Internet;

•	processing the order for compliance and validation of materials submitted;

•	fulfilling the order by developing or selecting from inventory the refund, coupon, premium, sample or merchandise;

•	packing, labeling and shipping the order to the consumer;

•	reporting program results to the client, either by mail or electronically;

•	providing customer service regarding the product, promotion or order status; and

•	providing related data entry services, including information from warranty cards, credit cards and promotion media.

We also provide customer service support for order processing and service inquiries in both business-to-consumer and business-to-business marketplaces. We provide highly customized inbound customer contact and help-care services utilizing state-of-the-art technology and processes. Transactions include order processing and inquiries relating to billing, product information, product uses, product problems or concerns and client services. We have particular expertise in consumer electronics, publishing, retail and consumer products.

Our experienced, well-trained professional customer service representatives provide quality customer service via the telephone and the Internet, order entry, data capture and market research, sales and technical support, dealer locating, customer surveys and other linked services with 7-day, 24-hour availability. Our Canadian locations can also accommodate special projects and overflow services.

Trade Promotion and Fulfillment Services

Our trade fulfillment services link our customers and their retail locations or business customers. Many corporations use our trade fulfillment services to distribute point-of-purchase displays, new product introduction literature, posters, banners, demonstration kits, signs, samples and other sales and marketing materials throughout extensive distribution and franchise networks. In providing these services, we:

•	receive, store, control and manage inventory owned by the client;

•	print and personalize trade materials;

•	manage and coordinate shipment of materials;

•	provide database management and information processing services; and

•	operate call centers to process requests for information.

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

We provide distribution services for companies seeking to maximize efficiency and speed to market. By acting as the hub for the entire distribution process, we can consolidate shipments for our clients. Our services include:

•	collecting and sorting of memoranda and informational mailings, training and support materials and other communications;

•	packaging and shipping the information; and

•	providing in-bound customer contact support to answer questions and solve problems for the client’s trade channels.

Retail Merchandising Services

We provide merchandising services to major consumer products manufacturers and large retail chains. Our retail merchandising operations help retailers and manufacturers ensure that in-store marketing plans are properly executed, products are properly displayed in the store and product remains available for purchase. We serve some of America’s largest consumer product companies, such as The Gillette Company, The Scotts Company and Eastman Kodak. In addition, we provide these services within the largest retail stores, including Wal-Mart Stores, Inc., Target Corporation and Kmart Corporation.

We provide a broad array of merchandising services on a national, regional, and local basis to manufacturers and retailers, including merchandising services primarily on behalf of consumer product manufacturers at mass merchandisers, drug and retail grocery stores. We provide two principal types of merchandising and sales services: continuity services and project services.

Continuity services.    Continuity services consist of regularly scheduled routed merchandising services provided at the store level for manufacturers. We can provide shared services for multiple manufacturers, including, in some cases, manufacturers whose products are in the same product category.

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

Our retail merchandising services provide a vital link between the manufacturers and the consumers to enable manufacturers to track promotional and product responses without being lost in a large superstore.

German Specialized Staffing Services

AHL provides specialized staffing services throughout Germany. We have skilled and semi-skilled workers assisting large, Global 500 clients primarily in the automotive, engineering, aeronautical, food, call center and consumer packaged goods industries. Our employees perform skilled, semi-skilled and customer service tasks. Examples of these workers include electricians, welders, plumbers and mechanics. Although Germany continues to have restrictive regulations for temporary staffing, the restrictive labor market builds consistent demand for strategic temporary services, in which certain companies permanently lease a certain percentage of their staff to keep the highest possible flexibility. This situation is particularly true in the light industrial and automotive segments that AHL operates.

Historically, we also operated specialized staffing businesses in the United Kingdom. On March 19, 2002, we sold our UK specialized staffing services business for $29.5 million in cash. After the sale, 100% of our staffing business is in Germany. We entered the German staffing market in 1998 and through a series of acquisitions have built Germany’s sixth largest specialized staffing company.

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

Our Global Enterprise Management (“GEM”) system is a proprietary, web-enabled, real-time, order entry, inventory management, fulfillment and shipping system that is one of the most advanced in the industry. Our database systems are custom built on Oracle relational databases. The system allows rapid, accurate order execution and high levels of real time inventory management. The GEM framework is designed to be easily customized to implement client specific business rules.

CLIENTS

Marketing Support Services

We provided marketing support services to over 150 clients in 2002, with our current client base consisting primarily of companies engaged in the automotive, consumer products, entertainment and retail industries. We generally enter into one- to three-year contracts with our clients, pursuant to which we agree to provide services for a fixed number of programs per year. The scope and magnitude of the programs are customized to the need of the client. In fiscal 2002, our ten largest marketing support services clients accounted for approximately 40% of our marketing support services revenue, with no client individually exceeding 10% of consolidated revenues. A sample of our marketing support services clients include:

– Best Buy	– Lowe’s Home Improvement Warehouse	– Target Corporation
– General Mills	– Mastercard International	– Toro
– Levi Strauss & Co.	– Publishers Clearing House	– Whirlpool
– Taco Bell

German Specialized Staffing Services

In the German specialized staffing business, we generally enter into contracts with our clients pursuant to which we agree to provide specialized staffing on an as needed basis at a specific rate to the client. In fiscal 2002, our top ten German specialized staffing services customers accounted for approximately 36% of our German specialized staffing services revenue, with one customer, BMW, providing 13% of consolidated revenues. A few of our German specialized staffing services clients include:

– Airbus	– Daimler Chrysler	– EADS
– BMW	– Bombardier	– Siemens

SALES AND MARKETING

Our objective is to develop long-term relationships with existing and potential clients to become the preferred provider of outsourced services. We target large corporations and institutions that have significant outsourcing needs, marketing our services to potential clients through senior management, field managers and our sales force. As part of our operating philosophy, we emphasize building and maintaining relationships with personnel at various levels of our clients’ organizations, including relationships with both senior executives and operating personnel.

The force behind our marketing support services sales and marketing strategy is market penetration through a vertical sales force and focused business unit sales forces. We have developed a sales and marketing infrastructure by marketing category. The following table details our vertical market structure and the percentage of total sales for each category of our marketing support services business.

	2002	2001	2000
Consumer products	43%	35%	30%
Retail	20%	19%	27%
Automotive	13%	16%	13%
Entertainment	5%	4%	5%
All other	19%	26%	25%

Total	100%	100%	100%

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

We compete in national, regional and local markets with outsourcing companies, specialized contract service providers and in-house organizations that provide services to potential clients and third parties. Our principal national competitors include:

•	Marketing support services: Harte-Hanks, Inc., Young America Corporation, DDS Distribution Services Ltd. and Spar Group, Inc.

•	German specialized staffing services: Randstad, Persona, Manpower, Inc., DIS and Adecco SA.

EMPLOYEES

At December 31, 2002, our marketing support services operations had 8,266 employees, as detailed in the table below. We utilize contract employees obtained through agreements with independent employment agencies as business needs dictate. Approximately 6,200 of the non-exempt retail merchandising employees indicated below are part-time non-benefits eligible merchandisers. Approximately 150 employees in Michigan and Minnesota are represented under collective bargaining agreements expiring in 2003 and 2004, respectively. We consider our relations with our employees to be good.

Business unit	Number of non-exempt employees	Number of exempt employees	Total number of employees
Consumer promotion and fulfillment	1,110	157	1,267
Trade promotion and fulfillment	391	180	571
Retail merchandising	6,305	83	6,388
Corporate	2	38	40

	7,808	458	8,266

Our German specialized staffing operations have a large base of skilled and semi-skilled workers assisting large, Global 500 clients primarily in the automotive, engineering, aeronautical, food, call center and consumer packaged goods industries. Our employees perform skilled, semi-skilled and customer service tasks. Examples of these workers include electricians, welders, plumbers and mechanics. At December 31, 2002, we had a total of 5,301 employees in this segment, with 4,992 employees in our specialized staffing operations and 309 administrative employees. None of these employees are parties to collective bargaining agreements.

DIVESTITURES AND ABANDONMENTS

On March 19, 2002, we sold our UK specialized staffing services business for $29.5 million in cash. On December 29, 2000, we sold our US and European aviation and facility services businesses for $185 million in cash to Securicor plc (“Securicor”), a business services company headquartered in the United Kingdom. On October 13, 2000, we sold the assets of our US specialized staffing business to an investor group led by the former President of our Baltimore staffing operation for $22.5 million. On December 28, 2000, we made the decision to abandon operations of our store set-up business unit, formerly called PIMMS.

ACQUISITIONS

The following table details our acquisitions of marketing support services businesses and German specialized staffing services businesses since our incorporation in 1997.

Date of Acquisition	Company	Acquisition Price		Headquarters	Services Provided
		(In Millions)
2000:
July 2000	GFZ	$7.0		Southern Germany	Specialized staffing services
July 2000	HPD	7.4		Eastern Germany	Specialized staffing services

1999:
December 1999	ServiceAdvantage	19.9	(1)	Taylorville, IL	Marketing services
October 1999	BMP	2.7		Hanover, Germany	Specialized staffing services
September 1999	CDI	5.2	(2)	Minneapolis, MN	Marketing services
April 1999	PIMMS	65.0	(3)	Minneapolis, MN	Marketing services
April 1999	MM	1.8		Munich, Germany	Specialized staffing services

1998:
December 1998	Verfurth	12.5		Munster, Germany	Specialized staffing services
August 1998	EMD	42.0		Frankfurt, Germany	Specialized staffing services
July 1998	Gage Marketing Services	81.1	(4)	Minneapolis, MN	Marketing services
April 1998	TUJA	6.0		Munich, Germany	Specialized staffing services

1997:
October 1997	RightSide Up	16.5	(5)	Los Angeles, CA	Marketing services

(1)	Purchase price includes contingent payments accrued at December 31, 2000, and paid in January 2001.
(2)	Integrated into the consumer promotion and fulfillment division of Archway Marketing Services.
(3)	Abandoned on December 28, 2000.
(4)	Purchase price includes $17.0 million in common stock and a $10.0 million subordinated convertible debenture issued to the seller.
(5)	Combined into the trade promotion and fulfillment division of Archway Marketing Services.

These acquisitions were financed with borrowings under our bank revolving Credit Facility (the “Credit Facility”) and proceeds from our follow-on public offering in January 1999.

WHERE YOU CAN FIND MORE INFORMATION

We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available (free of charge) on or through our Internet website, located at http://www.ahls.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 2.    PROPERTIES

Our executive headquarters are located in Arlington, Virginia, where we lease 4,400 square feet under an operating lease expiring in December 2003. In addition, our administrative offices are located in Plymouth, Minnesota in facilities under a lease expiring in May 2004.

We maintain 18 offices and facilities for marketing support services in various metropolitan areas in North America as detailed in the table below. All properties are under operating leases, with terms expiring from 2003 to 2016.

Business unit	Number of facilities / offices	Locations	Approximate square footage
Consumer promotion and fulfillment	10	Litchfield, MN; Maple Plain, MN; Plymouth, MN; Chicago, IL; Kankakee, IL; Allentown, PA; El Paso, TX; Juarez, Mexico; Winnipeg and Selkirk, Manitoba, Canada	681,000

Trade promotion and fulfillment	5	Romulus, MI (2); Rogers, MN; Van Nuys, CA; Toronto, Canada	1,275,000

Retail merchandising	3	Taylorville, IL; Troy, MI; Bentonville, AR	55,000

Our German specialized staffing services business currently has 73 branches.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various routine litigation, disputes and claims in the ordinary course of business, primarily related to employee and customer contract issues. While unfavorable outcomes are possible, management believes that resolving these matters will not have a material effect on the results of operations or financial condition of AHL.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

We completed our initial public offering on March 27, 1997, and our common stock was traded on the Nasdaq National Market under the symbol “AHLS.” We were notified on October 12, 2002 by the Nasdaq National Market that our closing bid price had failed to meet the minimum bid requirement of $1.00 for the previous 30 consecutive trading days. We were provided a 90 day grace period until January 13, 2003, to regain compliance. Because we were not able to maintain a bid price over $1.00 for 10 consecutive trading days prior to this date, effective February 3, 2003, our common stock began trading on the Nasdaq SmallCap Market under the symbol “AHLS”. The transfer to the Nasdaq SmallCap Market extended AHL’s grace period to achieve a $1.00 minimum bid price per share for the common stock to April 14, 2003. On April 14, 2003, we were notified by Nasdaq that we had regained compliance with the Nasdaq SmallCap Market’s minimum bid price per share requirement and that Nasdaq has closed its review of the matter.

The following table sets forth the high and low sales prices per share for the common stock, for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
2002:
First Quarter	$3.100	$1.980
Second Quarter	$3.350	$1.710
Third Quarter	$2.150	$0.380
Fourth Quarter	$0.990	$0.140

2001:
First Quarter	$11.500	$7.500
Second Quarter	$8.688	$6.016
Third Quarter	$8.125	$1.600
Fourth Quarter	$3.130	$1.210

On April 1, 2003, the last sale price of our common stock as reported on the Nasdaq SmallCap Market was $1.34 per share, and there were 81 registered holders of record of our common stock.

DIVIDEND POLICY

We have never paid any dividends on our common stock and currently intend to retain all earnings to finance continued growth of our business for the foreseeable future. The payment of any dividends will be at the discretion of our board of directors and will depend upon, among other things, results of operations, financial condition, Credit Facility terms, cash requirements and other factors deemed relevant by the board of directors. Under the terms of our current Credit Facility, we are prohibited from paying dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information as of December 31, 2002 about our common stock that may be issued under the exercise of options, warrants and rights under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,530,000	$6.97	1,919,050
Equity compensation plans not approved by security holders (2)	330,000	$8.25	—

Total	2,860,000		1,919,050

(1)	Includes shares issuable upon the exercise of options granted under our 1997 Stock Incentive Plan. For a description of our 1997 Stock Incentive Plan, see Note 8 to our Consolidated Financial Statements.
(2)	Includes shares issuable upon the exercise of options granted in a private placement to a former director of AHL. The options expire December 2004.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report. The selected financial data presented below as of and for each of the fiscal years in the three-year period ended December 31, 2002, have been derived from our financial statements, which have been audited by independent public accountants. AHL’s consolidated financial statements for fiscal years 2001, 2000, 1999 and 1998 have been restated to reflect the reclassification of our German specialized staffing business from discontinued operations to continuing operations. See Note 2 to the Consolidated Financial Statements. The reclassification adjustments for the two fiscal years ending December 31, 1999 have not been audited by independent public accountants. Except as otherwise stated, all amounts represent continuing operations of AHL.

	Fiscal Year Ended December 31, (1) (2)
	2002	2001	2000	1999	1998 (3)
		(as restated)	(as restated)	(unaudited)	(unaudited)
	(In thousands, except per share data)
Statement of Operations Data:
Revenues (4)	$264,575	$276,828	$322,596	$268,754	$106,964
Income (loss) from continuing operations (4) (5) (6)	$(52,086)	$(98,816)	$(46,539)	$11,351	$5,218
Income (loss) from discontinued operations	$114	$(17,821)	$49,908	$8,243	$7,905
Cumulative effect of change in accounting principle (6)	$(20,723)	$—	$—	$—	$—
Net income (loss)	$(72,695)	$(116,637)	$3,369	$19,594	$13,123

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(3.42)	$(6.46)	$(2.87)	$0.66	$0.38
Income (loss) from discontinued operations	$0.01	$(1.17)	$3.08	$0.48	$0.57
Cumulative effect of change in accounting principle	$(1.36)	$—	$—	$—	$—

Net income (loss)	$(4.77)	$(7.63)	$0.21	$1.14	$0.95

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(3.42)	$(6.46)	$(2.87)	$0.64	$0.36
Income (loss) from discontinued operations	$0.01	$(1.17)	$3.08	$0.47	$0.55
Cumulative effect of change in accounting principle	$(1.36)	$—	$—	$—	$—

Net income (loss)	$(4.77)	$(7.63)	$0.21	$1.11	$0.91

	December 31,
	2002	2001	2000	1999	1998
		(as restated)	(as restated)	(unaudited)	(unaudited)
	(In thousands)
Balance Sheet Data:
Total assets	$150,302	$264,810	$356,250	$493,162	$321,887
Debt	$72,696	$104,149	$68,176	$216,364	$169,726
Shareholders’ equity	$12,718	$86,109	$206,216	$221,298	$105,688

(1)

Reported results from continuing operations include the marketing support services businesses in the United States and the specialized staffing services businesses in Germany. The marketing support services businesses include the operations of the PIMMS store set-up business from its date of acquisition through its date of abandonment.
(2)	Our United States operations’ fiscal year ends on the last Friday in December. Fiscal years 2002, 2001, 2000 and 1998 consist of 52 weeks. Fiscal year 1999 consists of 53 weeks.
(3)	Reported results from continuing operations for fiscal 1998 include the operations of Gage Marketing Services, now known as Archway Marketing Services, from its acquisition date of July 1998 through the end of the year. Reported results from continuing operations for fiscal 1998 also include the operations of three acquisitions of German specialized staffing services from their respective dates of acquisition through the end of the year.
(4)	Reported results from continuing operations include the abandoned PIMMS store set-up business which closed operations on March 16, 2001. Revenues from PIMMS were $0.9 million, $36.6 million and $36.3 million for fiscal years 2001, 2000 and 1999, respectively. Income (loss) from continuing operations from the PIMMS business was $(1.5) million, $(49.3) million and $1.9 million for fiscal years 2001, 2000 and 1999, respectively.
(5)	Fiscal 2001 loss from continuing operations includes $35.3 million in non-recurring charges and $45.9 million in impairment charges as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(6)	Fiscal 2002 loss from continuing operations includes $49.3 million in impairment charges on goodwill, recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142. AHL also recorded a $20.7 million impairment of goodwill classified as a cumulative effect of change in accounting principle with the adoption of SFAS No. 142. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For pro forma effects on net income related to goodwill that is no longer being amortized in accordance with SFAS No. 142, see Note 3 to the Consolidated Financial Statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

OVERVIEW

AHL, headquartered in Arlington, Virginia, is a leading provider of outsourced business services, including marketing support services in the United States and specialized staffing services in Germany. Our marketing support services strategic offerings include consumer promotion and fulfillment services, trade promotion and fulfillment services and retail merchandising. Our specialized staffing services provide electricians, welders, plumbers, customer service representatives and industrial workers for clients throughout Germany. Clients span a range of Global 500 companies, including major enterprises in the automotive, consumer products, entertainment and retail sectors.

Our 1998 acquisition of Gage Marketing Services, now known as “Archway Marketing Services”, which has been in the marketing support services business for over 50 years, provided us with experienced personnel that have an understanding of the industry. Our integrated marketing execution solutions enhance the effectiveness and efficiency of many of the world’s most respected marketing companies. We deliver programs developed by manufacturers, retailers, service providers and advertising agencies, and are active in both business-to-consumer and business-to-business arenas. Our successful delivery of our marketing service offerings has enabled us to establish long-term client relationships with many of the largest companies in the world, with partnerships extending over several decades.

Historically, our specialized staffing operations also included operations in the United Kingdom and the United States. On March 19, 2002, we sold our UK specialized staffing services business for $29.5 million in cash. On October 13, 2000, we sold the assets of our US specialized staffing business to an investor group led by the former President of our Baltimore staffing operation for $22.5 million. In previous years, we also operated aviation and facility services businesses. On December 29, 2000, we sold our US and European aviation and facility services businesses for $185 million in cash to Securicor. In addition, on December 28, 2000, we abandoned operations of a division of marketing support services that was engaged in the store set-up business. The closing of this division, formerly called PIMMS, was completed on March 16, 2001.

We have restated and reclassified our financial statements for each of the two years ended December 31, 2001. Except as otherwise stated herein, all information reflects such restatements and reclassifications.

The operating results, including impairment charges and related balance sheet accounts, of AHL’s German specialized staffing services business have been reclassified from discontinued operations to continuing operations in the consolidated financial statements for all periods presented. Beginning in the third quarter of 2001 and continuing into the fourth quarter of 2002, these operations were being actively marketed for sale and were therefore presented in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” as discontinued operations. This reclassification to continuing operations was required as a result of AHL’s proposed merger and our decision to cease marketing these operations.

In addition, we have determined that certain items of expense were incorrectly reported in our previously issued 2000 and 2001 financial statements. These items principally relate to the accounting for rent escalation clauses in leases, the computation of expense related to worker’s compensation exposures, the treatment of foreign exchange rate changes on intercompany borrowings and the recognition of liabilities and related expense related to restructuring and other charges. The most significant item relates to the determination of valuation allowances related to AHL’s net deferred tax asset. In 2001, at a time when we had incurred “significant cumulative losses” as defined by SFAS No. 109, “Accounting for Income Taxes”, we recognized a net deferred tax asset. This amount should have been reserved for through the recognition of an additional valuation allowance. While we do not believe that these adjustments were material to the 2000 or 2001 financial statements, they are required under generally accepted accounting principles and, if left uncorrected, their impact on 2002 or thereafter could be material. Accordingly, these items have been corrected in the accompanying restated 2000 and 2001 financial statements.

RECENT DEVELOPMENTS

On March 31, 2003, AHL announced that the Purchaser and the Continuing Shareholders have agreed to acquire the outstanding shares of AHL not already held by CGW and the Continuing Shareholders through a proposed merger of AHL and the Purchaser. The proposed merger, if completed, would constitute a going private transaction and would result in AHL no longer being publicly traded and no longer filing annual, quarterly and current reports with the SEC. In the proposed merger, holders of AHL’s common stock at the time of the proposed merger, other than the Continuing Shareholders, will receive $1.50 in cash for each share of AHL common stock held by such shareholder immediately prior to the proposed merger. Each share of AHL common stock held by the Continuing Shareholders will be converted into 1.5 shares of AHL’s newly-created Series B participating preferred stock. Following the transaction, the Continuing Shareholders will maintain an approximate 40% equity interest in AHL, and CGW will own the remaining equity interest of approximately 60%.

The proposed merger is expected to be completed in the third quarter of fiscal year 2003. The transaction is subject to the approval of the holders of a majority of AHL’s outstanding common stock, as well as the approval of a majority of the shares of AHL common stock not held by the Continuing Shareholders. It is also subject to CGW obtaining necessary financing and other customary closing conditions.

In addition, in connection with the proposed merger, AHL obtained the consent of its senior secured lenders to further extend the maturity date under its credit agreement, which was scheduled to expire on March 31, 2003. As extended, the credit agreement will expire on August 29, 2003, unless the proposed merger is cancelled, in which event it will expire on the date the proposed merger is cancelled.

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

Revenue recognition

We derive our marketing support services revenue primarily from three sources: (1) consumer promotion and fulfillment services, (2) trade promotion and fulfillment services and (3) retail merchandising services. Within our consumer promotion and fulfillment services operations, our call centers recognize revenue based on the number of calls and agents assigned, according to written pricing agreements. Our consumer and trade promotion and fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. Our retail merchandising services operations recognize revenue as services are rendered, based on contracted hourly billing rates. In general, we recognize revenues as programs are completed, services are rendered and/or as products are shipped in accordance with the terms of the contracts. Some of the contracts include postage and other items purchased by us as an agent on behalf of our client, who generally dictates all facets of the transaction, including the common carriers and level of postage class to be used. For these items, we record the net billings to our customers as revenue. Unbilled revenue is recorded in certain situations when the materials have been shipped, but invoicing did not occur until the subsequent accounting period. Work in process consists of labor and material costs for fulfillment programs and merchandising support services provided to customers that have not been completed. Work in process is not included in revenue at the end of an accounting period. Our German specialized staffing services operations record revenue as services are rendered, based on contracted hourly billing rates.

During the years ended December 31, 2002 and 2001 we had one customer in our German specialized staffing services operations that accounted for greater than 10% of revenues from continuing operations. During the year ended December 31, 2000, there were no customers that individually exceeded 10% of revenues from continuing operations.

Allowance for doubtful accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Self-insurance and other reserves

We participate in partially self-insured, high-deductible workers’ compensation and auto insurance plans for our US operations, while our German operations participate in a mandatory government insurance plan. For our US plans, exposure is limited per occurrence ($250,000 for workers’ compensation and auto liability claims) and in the aggregate. In addition, we are partially self-insured for health claims for certain US employees. Reserves are estimated for both reported and unreported claims. The determination of our obligation and expenses for workers’ compensation, auto and health insurance is dependent on certain assumptions used in calculating such amounts. Those assumptions include, among others, projected claims and the rate of increase in compensation and health care costs. We recognize these obligations on an undiscounted basis. Revisions to estimated reserves are recorded in the periods in which they become known. While there can be no assurance that actual future claims will not exceed the amount of our reserves, in the opinion of our management, any future adjustments to estimated reserves included in the accompanying consolidated balance sheets will not have a material impact on the consolidated financial statements.

As part of the strategic review of operations performed during 2001, we recorded additional reserves for various items, including costs of buying out unattractive or redundant leases, severance costs incurred in conjunction with the closing of the Atlanta corporate offices, legal and other expenses related to the abandoned PIMMS operation and other related items. Significant management judgment was required in determining the amount of these reserves, and while there can be no assurance that future costs will not exceed the amount of our reserves, in the opinion of our management, any future adjustments to estimated reserves included in the accompanying consolidated balance sheets will not have a material impact on the consolidated financial statements.

Impairment of long-lived assets

Our long-lived assets include goodwill and intangibles. At December 31, 2002, we had $62.0 million in goodwill and $4.0 million in net intangible assets, accounting for approximately 44.8% of our total assets.

In July 2001, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, was issued. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and a test for impairment of goodwill and intangibles with indefinite lives annually, and more frequently if events and circumstances indicate that the carrying amounts may not be recoverable.

AHL adopted the provisions of SFAS No. 142 effective January 1, 2002. Utilizing the services of an independent third party valuation expert, AHL performed a valuation of its goodwill utilizing a combination of discounted cash flows, the quoted market price of our common stock and a comparison to the value of comparable companies in our industry. Based on this analysis, we recorded an impairment charge in the amount of $20.7 million which is reflected as a cumulative change in accounting principle in the accompanying consolidated statements of operations. AHL’s marketing support services business completed its annual impairment analysis in the fourth quarter of 2002 and recorded an impairment charge in the amount of $45.1 million. AHL’s German specialized staffing services business recorded an impairment charge of $4.2 million in the second quarter of 2002.

Prior to AHL’s adoption of SFAS No. 142, it accounted for goodwill and intangible assets under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Under SFAS No. 121, we reviewed our long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets may not be recoverable. Our evaluation entailed a comparison between our undiscounted cash flows expected to be generated over the remaining life of our long-lived assets to the carrying value of these assets. If the amount of our expected undiscounted cash flows exceeded the carrying amount of these long-lived assets, no impairment was deemed to exist. We utilized the most recent operating budgets and forecasts used by management when performing this evaluation. During 2001, we committed to a plan to sell our German specialized staffing business. Accordingly, we applied the provisions of APB No. 30, which required that the German subsidiaries’ net assets be recorded at their estimated net realizable value, which is equal to the amount of our estimate of net proceeds on the sale of the business. In applying these provisions, we recorded impairment charges totaling $45.9 million on our German specialized staffing services business in the third and fourth quarters of 2001 and $4.2 million during the second quarter of 2002. In conjunction with our reclassification of the German net assets and operations to continuing operations, these impairment charges have been reflected as a reduction of goodwill and included in income from continuing operations during their respective periods.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Due to our historical operating losses, we have established a valuation allowance against all of our deferred tax assets.

Discontinued operations

In conjunction with our proposed merger, we have ceased separately marketing for sale our German specialized staffing services business. Accordingly, we have determined that our German specialized staffing services business will be treated as a continuing operation for the fiscal year ended December 31, 2002. In order to present consistent treatment for our results of operations for the fiscal years ended December 31, 2001 and 2000, we have reclassified our German specialized staffing operations from discontinued operations to continuing operations in our financial statements for such years.

Our financial statements were prepared using discontinued operations accounting for the divested US and European aviation and facility services and US and UK specialized staffing services businesses. Under discontinued operations accounting, we accrued estimates of our expected liabilities related to discontinued operations through their eventual discharge, which, in many cases, was expected to be several years in the future. At December 31, 2002, $18.0 million was recorded as the total liability remaining for the final settlement on the sale of the aviation and facility services businesses, in accordance with the settlement agreement effective April 12, 2002.

RESULTS OF OPERATIONS

We derive our marketing support services revenue primarily from three sources: (1) consumer promotion and fulfillment services, (2) trade promotion and fulfillment services and (3) retail merchandising services. Within our consumer promotion and fulfillment services operations, our call centers recognize revenue based on the number of calls and agents assigned, according to written pricing agreements. Our consumer and trade promotion and fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. Our retail merchandising services operations recognize revenue as services are rendered, based on contracted hourly billing rates. In general, we recognize revenues as programs are completed, services are rendered and/or as products are shipped in accordance with the terms of the contracts. Some of the contracts include postage and other items purchased by us as an agent on behalf of our client. For these items, we record the net billings to our customers as revenue.

Our specialized staffing services operations record revenue as services are rendered, based on contracted hourly billing rates.

Cost of services represents the direct costs, consisting primarily of wages and related benefits, attributable to a specific contract, as well as certain related expenses such as workers’ compensation and other direct labor-related expenses.

Operating expenses represent primarily fixed expenses which support business operations, such as plant management, facility expenses (such as rent, utilities and communication costs), equipment leasing, maintenance, information technology expenses, sales, marketing, finance, human resources and divisional management.

Corporate general and administrative expenses include the cost of the corporate management team and corporate, legal, audit and outside service fees incurred to support and manage our operations and facilities.

The following table sets forth consolidated statements of operations data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
		(as restated)	(as restated)
Revenues	100.0%	100.0%	100.0%
Cost of services	56.3	57.5	55.9

Gross margin	43.7	42.5	44.1

Costs and expenses:
Operating	37.8	46.8	38.3
Corporate general and administrative	1.2	5.4	2.3
Depreciation and amortization	2.5	7.1	3.9
Impairment charges	18.6	16.6	18.7
PIMMS abandonment costs	—	0.9	2.0

Operating loss	(16.4)	(34.3)	(21.1)

Interest expense, net	4.6	2.8	2.2
Other expense	0.1	0.1	0.1

Loss from continuing operations before income taxes	(21.1)	(37.2)	(23.4)
Income tax benefit	(1.4)	(1.5)	(9.0)

Loss from continuing operations	(19.7)	(35.7)	(14.4)

Discontinued operations:
Income (loss) from operations, net of taxes
US and UK specialized staffing services businesses	—	—	2.3
US and European aviation and facility services businesses	—	—	(1.8)
Gain (loss) on sale of businesses, net of taxes
US and UK specialized staffing services businesses	—	(3.4)	(0.5)
US and European aviation and facility services businesses	—	(3.0)	15.5

Income (loss) from discontinued operations	—	(6.4)	15.5

Net income (loss) before cumulative effect of change in accounting principle	(19.7)	(42.1)	1.1
Cumulative effect of change in accounting principle	(7.8)	—	—

Net income (loss)	(27.5%)	(42.1%)	1.1%

FISCAL 2002 COMPARED TO FISCAL 2001

Reported results of continuing operations for 2002 and 2001 include the marketing support services business and the German specialized staffing business. Results of continuing operations for 2001 also include the PIMMS store set-up business, which ceased operations during the first quarter of 2001. Discontinued operations for 2002 include the divested UK specialized staffing business. Discontinued operations for 2001 include the divested UK specialized staffing services business and the divested US and European aviation and facility services businesses.

Revenues.    Consolidated revenues decreased $12.2 million, or 4%, to $264.6 million for fiscal 2002 from $276.8 million for fiscal 2001. Revenue from our marketing support services segment decreased to $127.6 million in 2002, from $141.3 million in 2001. Marketing support services revenues for fiscal 2001 included $0.9 million from the abandoned PIMMS operation. Revenue from our German staffing services operations increased marginally to $136.9 million for 2002, from $135.5 million in 2001. Sales in our marketing support services operations were negatively impacted in 2002 by the effect of the slow-down in the economy on our customers and the reduction in services outsourced to our merchandising services operations by a major retailer that is in bankruptcy proceedings.

Cost of Services.    Cost of services decreased $10.1 million, or 6%, to $149.0 million for fiscal 2002 from $159.1 million for fiscal 2001. As a percentage of revenues, cost of services decreased to 56.3% for 2002 from 57.5% for 2001. Cost of services for fiscal 2001 included $0.4 million for the abandoned PIMMS operation. Excluding the costs from PIMMS, cost of services decreased $9.7 million, or 6%. The decrease in cost of services is a result of the direct reduction in variable costs, including labor and related costs and material costs, associated with the reduction in sales between years from our marketing support services operations. This decrease was due primarily to labor and shipping cost reduction programs implemented across all of marketing support services.

Gross Margin.    Gross margin decreased $2.1 million, or 2%, to $115.6 million for fiscal 2002 from $117.7 million for fiscal 2001. As a percentage of revenues, gross margin increased to 43.7% for 2002 from 42.5% for 2001. Gross margin for fiscal 2001 included $0.5 million from the abandoned PIMMS operation. The decrease is due to the reasons discussed above.

Operating Expenses.    Operating expenses decreased $29.6 million, or 23%, to $100.1 million for fiscal 2002 from $129.7 million for fiscal 2001. As a percentage of revenues, operating expenses for fiscal 2002 decreased to 37.8%, from 46.8% in fiscal 2001. Operating expenses for fiscal 2001 included $0.5 million from the abandoned PIMMS operations. In addition, in the third and fourth quarters of 2001, due to the difficult economic environment, we performed a strategic review of marketing support services operations and recorded charges to operating expenses of $15.7 million for 2001. These charges consisted of $4.4 million for estimated uncollectible accounts receivable; $3.7 million for the estimated costs of buying out unattractive or redundant leases; $3.3 million for workers’ compensation claims, legal and other expenses related to the abandoned PIMMS operation; and $4.3 million for severance, legal, bonus and other costs associated with our efforts to streamline operations. We also recorded an additional charge of $2.9 million to reserve against an outstanding receivable for a customer in bankruptcy proceedings in the fourth quarter of 2001. Excluding the costs from the abandoned PIMMS operations and the identified additional charges, operating expenses decreased $10.5 million, or 9%. Approximately $0.9 million of the decrease can be attributed to cost savings gained in our marketing support services operations on lease, maintenance and utility costs from the consolidation of several warehouses into one new facility in late 2001, and to cost savings gained from initiatives implemented in early 2002 to reduce operating costs across all divisions. In addition, approximately $0.6 million of the decrease is due to the settlement of three legal disputes in the third and fourth quarters of 2002 for less than the amount reserved in 2001, with an additional $0.4 million of related legal fee expense reversed in the fourth quarter. Approximately $0.6 million of the decrease is due to the collection of amounts in 2002 which were charged against bad debt expense in the fourth quarter of 2000, in addition to a fourth quarter reversal of an over allowance of bad debt reserve of $0.2 million on a customer in bankruptcy proceedings. Approximately $0.5 million of the decrease is due to favorable settlements on facility and equipment lease terminations. Our German operations also implemented an operating cost reduction plan in early 2002, resulting in reduced headcount and related costs in all areas of operations. Excluding the effect of PIMMS and the special charges, as a percentage of revenues, operating expenses decreased to 37.8% for fiscal 2002 as compared to 40.0% for fiscal 2001.

Corporate General and Administrative.    Corporate general and administrative expenses decreased $11.8 million, or 79%, to $3.1 million for fiscal 2002 from $14.9 million for fiscal 2001. As a percentage of revenues, corporate general and administrative expenses decreased to 1.2% from 5.4% in fiscal 2001. As part of the strategic review of operations during 2001, corporate general and administrative expenses for fiscal 2001 included charges of $10.3 million, consisting of $3.7 million to adjust the note receivable balance due from the sale of our US specialized staffing businesses to an estimated net realizable value; a charge of $3.3 million to expense various business development costs incurred which, based on the economic environment, would not be realized; lease charges of $0.8 million incurred in conjunction with the closing of the Atlanta corporate offices and $2.5 million of severance costs for twelve employees. Excluding these charges and the effect on revenue from PIMMS, corporate general and administrative expense decreased $1.5 million, or 33%, and as a percentage of revenues, these expenses decreased to 1.2% for fiscal 2002 as compared to 1.7% for fiscal 2001, due to cost savings in 2002 from reductions in personnel and occupancy costs from the closing of the Atlanta office.

Depreciation and Amortization.    Depreciation and amortization expense decreased $13.1 million, or 66%, to $6.6 million for fiscal 2002 from $19.7 million for fiscal 2001. As a percentage of revenues, depreciation and amortization expense decreased to 2.5% from 7.1% for 2001. As part of the strategic review of marketing operations during 2001, we recorded charges to depreciation and amortization expense of $6.4 million consisting of $2.9 million for various equipment and leasehold improvements at the facilities replaced during 2001 and $3.5 million for internally developed software which was replaced during 2001. Depreciation and amortization for fiscal 2001 included approximately $5.9 million of goodwill amortization expense which is no longer being amortized in accordance with SFAS No. 142. Excluding the charges and the amortization of goodwill, depreciation and amortization decreased $0.8 million, or 11%, and as a percentage of revenues, excluding the effect on revenues PIMMS, depreciation and amortization remained consistent between fiscal 2002 and fiscal 2001.

Impairment Charges.    Impairment charges in fiscal 2002 represent a write down of goodwill in the marketing support services business of $45.1 million recorded in the fourth quarter of 2002 under the annual goodwill impairment analysis performed pursuant to SFAS No. 142. We recorded a $4.2 million write down of goodwill on our German specialized staffing operations in the second quarter of 2002 resulting from the estimated loss on disposal of German operations in accordance with APB No. 30. In 2001, our German specialized staffing operations recorded impairment charges of $25.0 million in the third quarter and an additional $20.9 million in the fourth quarter to represent the then current estimate of the net realizable value of the business.

PIMMS Abandonment Costs.    PIMMS abandonment costs represent severance and other related costs on the abandonment of the PIMMS operation. We completed the closing of the PIMMS operation on March 16, 2001. We took a charge for the related severance expense of $2.5 million for 2001.

Operating Loss.    Operating loss was ($43.5) million for fiscal 2002 as compared to ($95.0) million for fiscal 2001. Operating loss for 2002 included a total of $49.3 million in impairment charges against goodwill. Operating loss for fiscal 2001 included impairment charges against goodwill of $45.9 million, special charges of $35.3 million incurred in the strategic review of marketing support services operations as discussed above, a $2.5 million charge for the abandoned PIMMS operation and $5.9 million of goodwill amortization expense. Excluding the charges, the abandoned PIMMS operation and the goodwill amortization, operating income was $5.8 million for 2002, compared to an operating loss of ($5.4) million in fiscal 2001. As a percentage of revenues, excluding the effect of the charges and PIMMS, operating income was 2.2% for fiscal 2002, compared to an operating loss of (1.9%) for fiscal 2001. The improvement was primarily a result of the cost saving initiatives implemented in both our marketing support services operations and our German specialized staffing services operations in 2002, as discussed previously.

Interest Expense, Net.    Interest expense, net, represents the interest on our outstanding debt allocated to continuing operations. Net interest expense increased $4.4 million, or 57%, to $12.1 million for fiscal 2002 from $7.7 million for fiscal 2001, primarily due to the amortization of fees incurred in amending the Credit Facility in April 2002 and higher interest rates charged in fiscal year 2002. As a percentage of revenues, net interest expense was 4.6% for fiscal 2002 as compared to 2.8% for fiscal 2001.

Other Expense.    In fiscal 2002, other expense of $0.3 million includes losses incurred in the sale of a non-core marketing division and a note receivable, offset by a gain of $1.5 million on foreign currency translation. The total includes a $1.5 million loss on the May 2002 sale of a note receivable arising from the sale of the Company’s US staffing business in 2000. The note, with a book value of $5.0 million, was sold for $3.5 million, resulting in the $1.5 million loss. Also in May 2002, the sale of a non-core marketing division for approximately $0.6 million resulted in a loss on sale of $0.3 million. In fiscal 2001, a loss on foreign currency translation of $0.2 million was recorded.

Income Tax Benefit.    Income tax benefit was ($3.8) million for 2002 and ($4.0) million for fiscal 2001. Due to our net operating loss, we provided for income taxes at an annual rate of 35.0% in 2002 and 2001, reduced by a valuation allowance for all tax benefits in excess of net operating loss carry-backs. The 2002 income tax benefit is primarily due to German loss carry-backs for tax purposes and resulting refunds receivable.

DISCONTINUED OPERATIONS

On March 19, 2002, we sold our UK specialized staffing services business. On December 29, 2000, we sold our US and European aviation and facility services businesses. In accordance with the provisions of APB No. 30, we have reflected the results of our UK specialized staffing businesses and our US and European aviation and facility services businesses as discontinued operations in the consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations segregated from the assets and liabilities of continuing operations, and the earnings of these segregated from the results of continuing operations.

Income From Operations – UK Specialized Staffing Services Business.    Revenues were $18.8 million and $92.4 million for fiscal 2002 and 2001, respectively, for the UK specialized staffing business. Income from operations of $0.1 million for fiscal 2002 is net of $0.1 million of interest expense and an income tax benefit of ($2.0) million. Income from operations of $0.1 million for fiscal 2001 is net of interest expense of $1.0 million and an income tax provision of $0.9 million.

Loss on Sale of Businesses – UK Specialized Staffing Services Business.    On March 19, 2002, we sold our UK specialized staffing services business for $29.5 million in cash. We recorded a charge of $9.4 million in the fourth quarter of 2001 to reduce the net assets of this business to their realizable value. We recorded a tax valuation allowance equal to the full amount of the tax benefit of this charge as the ultimate realization of these net operating loss carry-forwards was not assured.

Loss on Sale of Businesses – US and European Aviation and Facility Services Businesses.    On December 29, 2000, we sold our US and European aviation and facility services businesses for $185 million in cash to Securicor. The sale price for the US and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital. On April 12, 2002, we entered into a definitive settlement agreement with Securicor pursuant to which we agreed to pay Securicor $13.0 million with respect to the adjustments. Securicor also released us from all pending and potential indemnity claims related to the sale of the US and European aviation and facility services businesses, with limited exceptions. In connection with the settlement, we agreed to pay Mr. Frank Argenbright, the Chairman of our board of directors, $5.0 million to induce him to enter into the settlement agreement with Securicor. The agreement contained a release of the Company from certain claims asserted against the Company by Securicor and was conditioned upon a release by both the Company and Mr. Argenbright of certain claims against Securicor. Mr. Argenbright entered into his settlement agreement on April 12, 2002, simultaneously with our execution of a settlement agreement with Securicor. At December 31, 2000, we had recorded a total of $12.8 million for our estimated liability to Securicor. In the fourth quarter of 2001, we recorded an additional reserve of $5.2 million to accrue to the final settlement, which was then the subject of an agreement in principle with Securicor. In 2001, we also expensed $4.3 million for various costs related to the sale, including $2.0 million paid to Mr. Argenbright in satisfaction and termination of his performance bonus agreement, $1.0 million in estimated legal fees and $1.3 million in working capital adjustments. We recorded a related tax benefit of ($1.0) million.

NET LOSS

Net loss decreased $43.9 million to a loss of ($72.7) million for fiscal 2002 from ($116.6) million for fiscal 2001 due to the reasons discussed above.

FISCAL 2001 COMPARED TO FISCAL 2000

Reported results from continuing operations for 2001 and 2000 include the marketing support services business and the German specialized staffing business. Continuing operations also includes the PIMMS store set-up business which ceased operations during the first quarter of 2001. Discontinued operations for 2001 include the divested UK specialized staffing business and the divested US and European aviation and facility services businesses. Discontinued operations for 2000 include the divested US and UK specialized staffing services businesses and the divested US and European aviation and facility services businesses.

Revenues.    Revenues decreased $45.8 million, or 14%, to $276.8 million for fiscal 2001 from $322.6 million for fiscal 2000. Revenue from our marketing support services segment decreased to $141.3 million in 2001, from $193.3 million in 2000. Marketing support services revenue included $0.9 million and $36.6 million for 2001 and 2000, respectively, for the abandoned PIMMS operation. Revenue from our German staffing services operations increased to $135.5 million for 2001, from $129.3 million in 2000 primarily due to the additional revenue in 2001 from the operational branches that were added during 2000. Excluding PIMMS, revenues for fiscal 2001 decreased $10.1 million, or 4%. Compared to fiscal 2000, marketing support services revenues for fiscal 2001 were negatively impacted by three large one-time marketing promotion projects for three consumer product customers which were completed in May 2000. Sales were also negatively impacted by the decline in e-business, the effect of the slow-down in the economy on our customers and the reduction in services outsourced by a major retailer to our merchandising services division.

Cost of Services.    Cost of services decreased $21.4 million, or 12%, to $159.1 million for fiscal 2001 from $180.5 million for fiscal 2000. As a percentage of revenues, cost of services was 57.5% for fiscal 2001 and 55.9% for fiscal 2000. Cost of services for fiscal 2001 and 2000 included $0.4 million and $24.2 million, respectively, for the abandoned PIMMS operation. Excluding PIMMS, cost of services increased $2.4 million, or 2%. This increase was primarily the result of increased expenses in our German staffing operations to service the increased revenue between years. As a percentage of revenues, excluding PIMMS, cost of services increased to 57.5% for fiscal 2001 from 54.7% for fiscal 2000. This increase was due primarily to changes in business mix between marketing support services, which generally experiences higher margins, and our specialized staffing operations. In 2001, marketing support services comprised 51% of total revenues, a decrease from the 60% of total revenues that it contributed in 2000.

Gross Margin.    Gross margin decreased $24.4 million, or 17%, to $117.7 million for fiscal 2001 from $142.1 million for fiscal 2000. As a percentage of revenues, gross margin was 42.5% for 2001 and 44.1% for 2000. Gross margin for fiscal 2001 included $0.5 million from the abandoned PIMMS operation, while gross margin for 2000 included $12.4 million for the abandoned PIMMS operation. Excluding PIMMS, gross margin decreased $12.5 million, or 10%, and as a percentage of revenues, gross margin decreased to 42.5% for fiscal 2001 from 45.3% for fiscal 2000, due to the change in business mix as discussed above.

Operating Expenses.    Operating expenses increased $6.1 million, or 5%, to $129.7 million for fiscal 2001 from $123.6 million for fiscal 2000. As a percentage of revenues, operating expenses increased to 46.8% for 2001 from 38.3% for 2000. Operating expenses for fiscal 2001 and fiscal 2000 included $0.5 million and $25.1 million, respectively, for the abandoned PIMMS operations. Due to the difficult economic environment, we performed a strategic review of marketing support services operations in the third and fourth quarters of 2001, and recorded charges to operating expenses of $15.7 million. These charges consisted of $4.4 million for estimated uncollectible accounts receivable; $3.7 million for the estimated costs of buying out unattractive or redundant leases; $3.3 million for workers’ compensation claims, legal and other expenses related to the abandoned PIMMS operation; and $4.3 million for severance, legal, bonus and other costs associated with our efforts to streamline operations. In the fourth quarter of 2001, we recorded an additional charge of $2.9 million to reserve against an outstanding receivable for a retail merchandising customer in bankruptcy proceedings. Excluding the charges and PIMMS, operating expenses increased $12.1 million, or 12%, and as a percentage of revenues, operating expenses increased to 40% for fiscal 2001 from 34.4% for fiscal 2000. Our German staffing operations experienced an increase in variable operating expenses to meet the increase in revenue between years. In our marketing support services operations, operating expenses increased due to an investment in new state-of-the-art facilities, the expansion of our customer contact operations, the expansion of our merchandising services national merchandiser infrastructure and the establishment of a vertical channel sales organization during 2001.

Corporate General and Administrative.    Corporate general and administrative expenses increased $7.4 million, or 99%, to $14.9 million for fiscal 2001 from $7.5 million for fiscal 2000. As a percentage of revenues, corporate general and administrative expenses increased to 5.4% from 2.3% in 2000. As part of the strategic review of operations performed during 2001, corporate general and administrative expenses for fiscal 2001 included charges of $10.3 million. These charges consisted of $3.7 million to adjust the note receivable balance due from the sale of our US specialized staffing businesses to an estimated net realizable value; a charge of $3.3 million to expense various business development costs incurred which, based on the economic environment, would not be realized; lease charges of $0.8 million incurred in conjunction with the closing of the Atlanta corporate offices and $2.5 million for severance costs for twelve employees. Excluding these charges and PIMMS, corporate general and administrative expense decreased $2.9 million, or 39%, and as a percentage of revenues, these expenses decreased to 1.7% for fiscal 2001 as compared to 2.6% for fiscal 2000, due to cost reductions taken during 2001.

Depreciation and Amortization.    Depreciation and amortization increased $7.2 million, or 58%, to $19.7 million for fiscal 2001 from $12.5 million for fiscal 2000. As a percentage of revenues, depreciation and amortization expense increased to 7.1% for 2001, from 3.9% for 2000. As part of the strategic review of marketing support services operations during 2001, we recorded charges to depreciation and amortization expense of $6.4 million, consisting of $2.9 million for various equipment and leasehold improvements at the facilities replaced during 2001 and $3.5 million for internally developed software which was replaced during 2001. Depreciation and amortization for fiscal 2000 included $2.2 million for the abandoned PIMMS operation. Excluding the charges and the abandoned PIMMS operation, depreciation and amortization increased $3.0 million, or 29%, and as a percentage of revenues, depreciation and amortization increased to 4.8% for fiscal 2001 from 3.6% for fiscal 2000. The increase was primarily due to the additional amortization in 2001 related to the ServiceAdvantage acquisition earn-out of $12.9 million paid on January 2, 2001, as well as additional depreciation expense from the significant leasehold improvements and equipment expenditures made in 2001 in conjunction with the move of the marketing support services operations into two new facilities in 2001.

Impairment Charges.    In 2001, our German specialized staffing services operations recorded an impairment charge against goodwill of $25.0 million in the third quarter, and an additional $20.9 million in the fourth quarter to represent the current estimate on the net realizable value of the business pursuant to APB No. 30. Impairment charges in fiscal 2000 represent the write off of the remaining goodwill of $60.2 million associated with the abandoned PIMMS operation.

PIMMS Abandonment Costs.    In December 2000, we committed to abandon operations of our PIMMS store set-up business unit, which we purchased in April 1999 for $65.0 million. A comprehensive strategic review of the unprofitable store set-up business indicated that the business did not meet criteria for continued investment. The store set-up business had become more project driven than anticipated with increasing surge capacity requirements and difficult-to-forecast utilization rates. To make the store set-up business profitable would have required significant additional investment to develop geographic density and maintain a national infrastructure. In 2001, PIMMS abandonment costs represent final severance costs for employees of the PIMMS operation. We completed the closing of the PIMMS operation on March 16, 2001, and took a charge for the related severance expense of $2.5 million. We recorded $6.5 million in impairment and other related costs in December 2000, which included: a write-off of assets, primarily computer systems which would no longer be utilized, of $2.6 million; severance and other related expenses paid during 2000 of $2.5 million; and the accrual for lease termination costs for the PIMMS facility of $1.4 million. In addition, we recorded, in operating expenses, $12.8 million in working capital adjustments related to the abandoned PIMMS operations, primarily for disputed accounts receivable.

Operating Loss.    Operating loss was ($95.0) million for fiscal 2001, an increase from the ($68.2) million operating loss for fiscal 2000. As a percentage of revenues, operating loss increased to (34.3%) for 2001 from (21.1%) for 2000. The operating loss for fiscal 2001 included charges of $35.3 million as discussed above, a $2.5 million charge for the abandoned PIMMS operation, and $45.9 million in impairment charges on our German operations. The operating loss for fiscal 2000 included a loss of $81.6 million for the abandoned PIMMS operation. Excluding the charges and the abandoned PIMMS operation, operating loss was ($11.3) million in fiscal 2001, as compared to operating income of $13.4 million in 2000. As a percentage of revenues, excluding the effect of the charges and the abandoned PIMMS operations, operating loss was (4.1)% for fiscal 2001, as compared to operating income of 4.7% for fiscal 2000, primarily as a result of the decrease in gross margin and the investment in operating facilities for our marketing support services divisions.

Interest Expense, Net.    Interest expense, net, represents the interest on our outstanding debt allocated to continuing operations. Net interest expense increased $0.7 million, or 10%, to $7.7 million for fiscal 2001 from $7.0 million for fiscal 2000. As a percentage of revenues, interest expense increased to 2.8% for 2001, from 2.2% for 2000. The increase in interest expense allocated to continuing operations was primarily due to the amendment fees incurred in 2001 for the extension of the Credit Facility.

Other Expense.    Other expense represents losses on foreign currency translation of $0.2 million for fiscal 2001 and 2000.

Income Tax Benefit.    Income tax benefit decreased $24.9 million to ($4.0) million for fiscal 2001 from ($28.9) million for fiscal 2000. We provided for income taxes at an annual rate of 35.0% in 2001, reduced by a valuation allowance for all tax benefits in excess of net operating loss carry-backs. We provided for income taxes at a rate of 35% for fiscal 2000.

DISCONTINUED OPERATIONS

On March 19, 2002, we sold our UK specialized staffing services business. On December 29, 2000, we sold our US and European aviation and facility services businesses. On October 13, 2000, we sold the assets of our US specialized staffing business. In accordance with the provisions of APB No. 30, we have reflected the results of our US and European aviation and facility services businesses and our US and UK specialized staffing businesses as discontinued operations in the consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations segregated from the assets and liabilities of continuing operations, and the earnings of these operations segregated from the results of continuing operations.

Income (Loss) From Operations – US and UK Specialized Staffing Services Businesses.    Revenues from the UK specialized staffing businesses were $92.4 million for fiscal 2001. Income from operations of

$0.1 million for fiscal 2001 was net of interest expense of $1.0 million and income tax provision of $0.9 million. Revenues for fiscal 2000 consisted of $88.0 million from the UK specialized staffing businesses and $41.0 million from the US specialized staffing business. Income from operations of $7.5 million for fiscal 2000 included operating income of $5.1 million from the UK specialized staffing businesses and $2.4 million from the US specialized staffing business. Income from operations for fiscal 2000 was net of interest expense of $0.7 million and income tax provision of $4.2 million.

Loss From Operations – US and European Aviation and Facility Services Businesses.    Revenues from these businesses were $448.7 million for fiscal 2000. The loss from discontinued operations of ($5.8) million for fiscal 2000 was net of the applicable interest expense of $11.0 million and income tax benefit of ($3.8) million.

Loss on Sale of Businesses – US and UK Specialized Staffing Services Businesses.    On March 19, 2002, we sold our UK specialized staffing services business for $29.5 million in cash. We recorded a charge of $9.4 million in the fourth quarter of 2001 to reduce the net assets of the UK business to their realizable value. We recorded a tax valuation allowance equal to the full amount of the tax benefit of this charge as the ultimate realization of these net operating loss carry-forwards is not assured. On October 13, 2000, we sold the assets of our US specialized staffing business to an investor group led by the former President of AHL’s Baltimore staffing operation for $22.5 million, which included notes receivable from the purchaser of $9.5 million, resulting in a loss of $1.7 million, net of tax benefit of ($1.2) million.

Gain on Sale of Businesses – US and European Aviation and Facility Services Businesses.    On December 29, 2000, we sold our US and European aviation and facility services businesses for $185 million in cash to Securicor. The sale resulted in a gain of $50.0 million, net of taxes of $30.1 million, on a net book value of assets and liabilities of $82.7 million, less disposal and transaction costs of $12.2 million and less a reserve for a possible downward purchase price adjustment of $10.0 million. The sale price for the US and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital. On April 12, 2002, we entered into a definitive settlement agreement with Securicor pursuant to which we agreed to pay Securicor $13.0 million with respect to the adjustments. Securicor also released us from all pending and potential indemnity claims related to the sale of the US and European aviation and facility services businesses, with limited exceptions. In connection with the settlement, we agreed to pay Mr. Frank Argenbright, the Chairman of our board of directors, $5.0 million to induce him to enter into the settlement agreement with Securicor. The agreement contained a release of the Company from certain claims asserted against the Company by Securicor and was conditioned upon a release by both the Company and Mr. Argenbright of certain claims against Securicor. Mr. Argenbright entered into his settlement agreement on April 12, 2002, simultaneously with our execution of a settlement agreement with Securicor. At December 31, 2000, we had recorded a total of $12.8 million for our estimated liability to Securicor. In the fourth quarter of 2001, we recorded an additional reserve of $5.2 million to accrue to the final settlement, which was then the subject of an agreement in principle with Securicor. In 2001 we also expensed $4.3 million for various costs related to the sale, including $2.0 million paid to Mr. Argenbright in satisfaction and termination of his performance bonus agreement, $1.0 million in estimated legal fees and $1.3 million in working capital adjustments. We recorded a related tax benefit of ($1.0) million.

NET INCOME (LOSS)

Net income (loss) decreased $120.0 million to a loss of $(116.6) million for fiscal 2001 as compared to income of $3.4 million for fiscal 2000 due to the reasons discussed above.

DIVESTITURES AND ABANDONMENTS

UK specialized staffing business

On March 19, 2002, we sold our UK specialized staffing services business for $29.5 million in cash. Net of transaction costs of $2.7 million, the sale yielded $26.8 million of proceeds, which were used to reduce outstanding debt. We recorded a charge of $9.4 million in the fourth quarter of 2001 to reduce the net assets of the UK business to their realizable value. The remaining net assets of discontinued operations of $1.5 million at December 31, 2002 include approximately $0.9 million for an income tax refund receivable and $1.1 million of an escrow relating to the sale proceeds, net of $0.5 million of accrued liabilities relating primarily to the remaining lease costs associated with the vacated UK administrative offices.

US and European aviation and facility services businesses

On December 29, 2000, we sold our US and European aviation and facility services businesses for $185 million in cash to Securicor. The sale resulted in a gain of $50.0 million, net of taxes of $30.1 million, on a net book value of assets and liabilities of $82.7 million, less disposal and transaction costs of $12.2 million and less a reserve for the possible downward purchase price adjustment of $10.0 million. Net after-tax proceeds were used to reduce debt. The sale price for the US and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital.

On April 12, 2002, we entered into a definitive settlement agreement with Securicor pursuant to which we agreed to pay Securicor $13.0 million with respect to the adjustments. Securicor also released us from all pending and potential indemnity claims related to the sale of the US and European aviation and facility services businesses, with limited exceptions. In connection with the settlement, we agreed to pay Mr. Frank Argenbright, the Chairman of our board of directors, $5.0 million to induce him to release certain claims he had asserted against Securicor in connection with his employment by Securicor. Securicor conditioned its agreement to the settlement upon a release of such claims.

Our obligation to pay Securicor the $13.0 million settlement payment is evidenced by two secured, subordinated promissory notes in the amounts of $10.0 million and $3.0 million. Our obligation to pay the $13.0 million settlement payment matures in two installments. The first installment, in the amount of $9.0 million, matured on April 12, 2003; the remaining installment of $4 million matures on October 12, 2003. We may prepay the notes at any time without premium or penalty. The notes are secured by a lien on substantially all of our assets and a lien on substantially all of the assets of our US subsidiaries. Our obligation to pay the settlement amount, and the lien securing our obligation, is subordinate to our obligation to pay all amounts outstanding or due pursuant to our existing Credit Facility and any substitute or replacement senior secured bank credit arrangement. We did not repay the $9.0 million installment of principal on the secured, subordinated promissory notes issued to Securicor that were due on April 12, 2003 because we had not repaid in full all amounts pursuant to our Credit Facility on such date. The notes bear interest at a rate of 7% per annum. Interest on the notes will accrue and be added to the principal until we repay or refinance the amounts outstanding under our Credit Facility, at which time interest on the notes will be payable quarterly. Our obligation to pay Mr. Argenbright $5.0 million is unsecured and does not bear interest. The obligation matures on October 12, 2003. However, we are not permitted to pay Mr. Argenbright the principal amount of the obligations prior to our repayment in full of all amounts outstanding under our Credit Facility and the termination of the Credit Facility and our payment in full of all amounts owing to Securicor.

At December 31, 2000, we had recorded a total of $12.8 million for our estimated liability to Securicor. In the fourth quarter of 2001, we recorded an additional reserve of $5.2 million to accrue to the final settlement. In 2001 we also expensed $4.3 million for various costs related to the sale, including $2.0 million paid to Mr. Argenbright in satisfaction and termination of his performance bonus agreement, $1.0 million in estimated legal fees and $1.3 million in working capital adjustments. We recorded a related tax benefit of ($1.0) million.

US specialized staffing services business

On October 13, 2000, we sold the assets of our US specialized staffing business to an investor group led by the former President of our Baltimore staffing operation for $22.5 million, which included notes receivable from the purchaser of $9.5 million, resulting in a loss of $1.7 million, net of tax benefit of ($1.2) million. Due to the economic downturn affecting the US specialized staffing industry, in 2001 we adjusted the net carrying value of the notes receivable balance to $5.0 million, taking an additional charge of $3.7 million recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations. In 2002, the notes receivable were sold for $3.5 million, resulting in an additional $1.5 million loss recorded as other expense in the second quarter of fiscal 2002.

In accordance with the provisions of APB No. 30, we have reflected the results of our US and European aviation and facility services businesses and our US and UK specialized staffing businesses as discontinued operations in the accompanying consolidated balance sheets and statements of operations and cash flows. For all periods presented this presentation reflects the net assets of these operations segregated from the assets and liabilities of continuing operations, and the earnings of these businesses segregated from the results of continuing operations.

Abandonment

On December 28, 2000, we made the decision to abandon operations of our store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated that the store set-up business did not meet criteria for continued investment. The store set-up business had become more project-driven than anticipated with increasing surge capacity requirements and difficulties in forecasting utilization rates. To make the store set-up business profitable would have required significant additional investment to develop geographic density and maintain a national infrastructure. As a result of this decision, we recorded $66.7 million in impairment and other related costs in December 2000, including a write-off of goodwill of $60.2 million, a write down of assets, primarily computer systems which would no longer be utilized, of $2.6 million, severance and other related costs paid during 2000 of $2.5 million and the accrual for lease termination costs for the PIMMS facility of $1.4 million. In addition, we recorded, in operating expenses, $12.8 million in working capital adjustments related to the abandoned PIMMS operations, primarily for disputed accounts receivable. We completed the closing of the PIMMS business unit on March 16, 2001, and recorded a final charge for the related severance expense of approximately $2.5 million in 2001. The results of the PIMMS business are reflected within continuing operations from the date of acquisition, April 30, 1999, through the closing date in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $7.7 million in 2002, compared to a use of cash of $13.9 million in 2001. Operating activities in 2000 provided $30.2 million in cash. Operating activities of continuing operations provided $8.9 million in cash in fiscal 2002, while operating activities of discontinued operations used cash of $1.2 million. In 2002, net collections of income taxes refundable provided $10.3 million in cash, which was used to pay accounts payable and accrued expenses. In 2001, operating activities of continuing operations used cash of $6.9 million, while operating activities of discontinued operations used cash of $7.0 million. Increases in working capital provided sources of cash to pay income taxes in 2001. Operating activities of continuing operations provided cash of $20.0 million in fiscal 2000, while operating activities of discontinued operations provided $10.2 million of cash.

In 2002, investing activities provided $25.3 million of cash, primarily through the sales of the UK staffing business for net cash proceeds of $26.8 million, a note receivable from the sale of the US specialized staffing business for $3.5 million and a non-core marketing business for $0.6 million. Additions to property and equipment used $5.7 million of these proceeds. Cash used in investing activities was $35.1 million for fiscal 2001. Purchases of property and equipment were $15.1 million in fiscal 2001. We used $12.9 million in cash to pay the earn-out payment from our 1999 acquisition of ServiceAdvantage, and $7.1 million in cash to pay transaction expenses on the sale of our US and European aviation and facility services business. In fiscal 2000, investing activities provided cash of $141.7 million. The sale of our US specialized staffing services business provided $10.5 million in cash, and the sale of our US and European aviation and facility services business provided cash of $172.7 million. We used $17.3 million in cash for purchases of property and equipment. Cash paid for acquisitions of German specialized staffing businesses was $12.5 million in fiscal 2000, while cash paid for acquisitions of operations subsequently discontinued was $11.7 million in fiscal 2000.

In 2002, cash used in financing activities was $33.6 million, including net repayments on the Credit Facility of $31.5 million and payments of $2.1 million in debt issuance costs. Cash provided by financing activities was $35.1 million for fiscal 2001 For fical 2001, we received net borrowings under our Credit Facility of $38.4 million, offset by payment of expenses associated with amending the Credit Facility of $1.1 million. Also in fiscal 2001, we repurchased 260,000 shares of common stock for $2.3 million. For fiscal 2000, we made net payments on our Credit Facility of $143.8 million and repurchased 1,920,600 shares of our common stock for $17.7 million.

Capital expenditures

Capital expenditures were $5.7 million, $15.1 million and $17.3 million in fiscal 2002, 2001 and 2000, respectively. In fiscal 2001 we moved into two large state-of-the-art facilities in Rogers, Minnesota and Romulus, Michigan. In conjunction with these relocations, we incurred capital expenditures for leasehold improvements and equipment at these facilities. In addition, our German and UK specialized staffing services operations opened several branches in 2000 and early 2001. As a result, our capital expenditures for fiscal 2001 and 2000 were significantly higher than fiscal 2002.

Credit Facility

We obtain our working capital from borrowings pursuant to a Credit Facility (the “Credit Facility”) with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. Our borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the assets of our operating subsidiaries.

At December 31, 2001, we were not in compliance with a number of the covenants under the Credit Facility. On April 12, 2002, we reached agreement with our banks to amend the facility. The amendment eliminated the defaults, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount we are permitted to borrow, increased the interest rates that we are required to pay and modified our financial covenants. Under the amended agreement, at April 12, 2002, we were permitted to borrow up to $89.3 million.

We subsequently entered into additional amendments to the Credit Facility. Under the amendments, we are permitted to borrow up to $82.0 million. On March 28, 2003, in connection with the proposed merger, we obtained the consent of our senior secured lenders to further extend the maturity date under our credit agreement, which was scheduled to expire on March 31, 2003. As extended, the credit agreement will expire on August 29, 2003, unless the proposed merger is cancelled or an event of default occurs under the Credit Facility, in which event it will expire on the date the proposed merger is cancelled or an event of default occurs. At April 4, 2003, we had borrowings outstanding of $72.6 million under our Credit Facility.

In connection with the proposed merger, CGW is expected to obtain new financing arrangements to fund AHL’s operations following the proposed merger. Our existing Credit Facility will be repaid with proceeds from the new financing and then terminated. If the proposed merger is not consummated for any reason, our Credit Facility will expire on the date the proposed merger is cancelled. If the proposed merger is cancelled, management would attempt to negotiate with its lenders to extend the maturity of the Credit Facility. However, we cannot assure you that such negotiations, if required, will be successful. We also cannot assure you that we will be able to obtain any replacement credit facility or that other sources of liquidity will be available to us if the proposed merger is not completed and our Credit Facility is cancelled.

Under the Credit Facility, we are required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. We have monthly targets for each financial covenant that we must meet. We are required to maintain a monthly consolidated adjusted EBITDA that exceeds specified levels as set forth in the agreement. Our aggregate capital expenditures and disbursements relating to restructuring charges, as defined, from the period of November 1, 2002, through the end of each fiscal month ending July 2003 must not exceed the amounts specified in the terms of the agreement. Finally, we have monthly minimum fixed charge ratios which we must maintain. If we fail to comply with the covenants, we will be in default. Upon the occurrence of a default, unless our lenders grant a further waiver, we will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable.

Going concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. As described in our consolidated financial statements, we have $72.5 million in bank borrowings which are due no later than August 29, 2003; we had a net working capital deficit of approximately $77.9 million at December 31, 2002; and we have incurred recurring operating losses in recent years. Although the proposed merger, if completed as planned, would result in the retirement of a large portion of the debt and the recapitalization of the Company, there can be no assurance that such transactions will close as contemplated. If the proposed merger is terminated, management would attempt to negotiate with its lenders to extend the maturity of its Credit Facility. Furthermore, in such event, management will undertake additional efforts to raise capital and reduce costs. However, there can be no assurance that such negotiations, if required, will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the Credit Facility, the settlement agreement with Securicor, equipment notes and non-cancelable operating lease agreements. Future contractual obligations related to these items at December 31, 2002 are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Credit Facility	$72,534	$72,534	$—	$—	$—
Settlement obligation	18,000	18,000	—	—	—
Operating leases	72,473	13,359	16,422	8,952	33,740
Equipment notes payable	162	162	—	—	—

	$163,169	$104,055	$16,422	$8,952	$33,740

In connection with the proposed merger, the Company entered into a conditional amendment, dated March 28, 2003, to its chief executive officer’s employment agreement. According to the conditional amendment, if the proposed merger is consummated, the chief executive officer will be entitled to receive 1,900,000 restricted shares of AHL’s newly-created Series B participating preferred stock in lieu of the lump-sum cash payment of $2,500,000 which would be due to the officer upon a change in control of AHL.

The Company entered into an employment agreement with its chief financial officer on April 1, 2002 which upon a change of control before April 1, 2004, provides for a lump-sum payment of $500,000, which would be reduced to $250,000 if a change of control occurs after this date.

In addition to these costs, the Company has contracted for and expects to incur other customary costs associated with the proposed merger, such as financial advisor and fairness valuation services.

INFLATION

We do not believe that inflation has had a material effect on our results of operations in the three year period ended December 31, 2002. However, there can be no assurance that our business will not be affected by inflation in the future.

RISK FACTORS

Certain statements made in this Annual Report on Form 10-K and other written or oral statements made by or on behalf of AHL may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, other than as required by law. Factors that could cause actual results to differ materially include, but are not limited to, those set forth below.

If we are unable to complete the proposed merger, our business will be adversely affected.

If the proposed merger is not completed, our business and our stock price will be adversely affected. CGW has not yet obtained financing commitments for the transaction, and we cannot assure you that they will be able to do so. If we are unable to complete the proposed merger, we may be unable to continue to operate our business. Costs related to the proposed merger, such as legal, accounting and financial advisor fees, must be paid even if the transactions are not completed. Our lenders have extended the maturity date of our Credit Facility to August 29, 2003. If the proposed merger is not completed for any reason, our Credit Facility will expire on the date the proposed merger is cancelled. If the proposed merger is cancelled, we would attempt to negotiate with our lenders to extend the maturity date. However, we cannot assure you that such negotiations would be successful. We cannot assure you that we will be able to obtain any replacement credit facility or that other sources of liquidity will be available to us if the proposed merger is not completed and our Credit Facility is cancelled.

We have entered into an amended Credit Facility under which we must satisfy certain financial and other covenants.

In connection with the proposed merger, we reached agreement with our banks to amend our Credit Facility. Among other things, the amendment extended the maturity date to the earlier of August 29, 2003 or the date the proposed merger is completed or cancelled, reduced the amount we are permitted to borrow and modified our financial covenants. Under the amended agreement, at March 28, 2003, we were permitted to borrow up to $82.0 million.

Although we have amended our Credit Facility and reduced our indebtedness over the last fiscal year, we still have substantial indebtedness. Our substantial indebtedness could have negative consequences for our business, including the following:

•	limiting our ability to obtain additional financing in the future;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to debt service;

•	limiting our flexibility in reacting to changes in our industry and changes in market conditions;

•	increasing our vulnerability to a downturn in our business; and

•	increasing our interest expense due to increases in prevailing interest rates, because a substantial portion of our indebtedness bears interest at floating rates.

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

We have experienced net losses.

We incurred net losses from continuing operations of $52.1 million for fiscal 2002. With the exception of the third quarter of 2002, we have had net losses from continuing operations for all quarters in 2002 and 2001. In addition, we anticipate that we will have a net loss from continuing operations for the first quarter of 2003. We cannot assure you that losses will not continue in the future. Consequently, as a result of these losses and due to the maturity date of our existing Credit Facility, the audit report to our Consolidated Financial Statements contains language regarding our ability to continue as a going concern.

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

Since only a relatively small portion of our outstanding common stock is currently available for trading without restriction under Rule 144, and since our stock often trades at a relatively low volume level, any change in demand for our stock can be expected to substantially influence the market prices for our common stock. The price of our stock varied from a high of $3.35 to a low of $0.14 during 2002.

We depend on our labor force.

Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our business is labor intensive and continues to experience relatively high personnel turnover. Our operations generally require specially trained employees. Increases in our employee turnover rate could increase our recruiting and training costs and decrease our operating efficiency and productivity. The addition of new clients or implementation of new projects for existing clients may require us to recruit, hire and train personnel at accelerated rates. There can be no assurance that we will be able to successfully recruit, hire, train and retain sufficient qualified personnel to adequately staff for existing business or future growth. Additionally, since a substantial portion of our operating expenses consist of labor-related costs, increases in wages (including minimum wages as mandated by the US federal government, employee benefit costs, employment tax rates, and other labor-related expenses) could have a material adverse effect on our business, operating profit and financial condition. Furthermore, certain of our facilities are located in areas with relatively low unemployment rates, thus potentially making it more difficult and costly to hire qualified personnel.

We depend on key management personnel.

We depend in large part on the abilities and continuing efforts of the officers and senior management within our marketing support services and our German specialized staffing services businesses. Our business and prospects could be materially adversely affected if our management team is not able to effectively manage our operations or if current officers and managers do not continue in their key roles. In order to support growth, we must effectively recruit, develop and retain additional qualified management personnel. We cannot assure you that in the future we will be able to recruit and retain additional qualified managers.

We are controlled by the Chairman of our board, our directors and our executive officers who beneficially own more than 51% of our common stock.

As of March 1, 2003, Frank A. Argenbright, Jr., our Chairman of the board, beneficially owned approximately 47.1% of our outstanding common stock. As a group, our executive officers and directors own approximately 51.3% of our stock. As a result, Mr. Argenbright and our executive officers and directors are able to control substantially all matters requiring action by our shareholders.

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

We focus on developing long-term relationships with large corporations and institutions. In 2002, our ten largest marketing support services clients accounted for approximately 40% of our marketing support services revenues, while our ten largest German specialized staffing clients accounted for approximately 36% of our German specialized staffing revenues. Our success depends substantially upon retaining our significant clients. We may lose clients due to a merger or acquisition, business failure, contract expiration, conversion to a competitor or conversion to an in-house system. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. If we lose one or more of our largest clients, then our business, results of operations and financial condition could be materially adversely affected.

We do not have long-term contracts with many of our clients.

Though we have written agreements with many of our clients, we do not have written agreements with some of our major clients. We currently provide services to those clients pursuant to oral agreements. The written agreements that we have are generally terminable for cause and can often be terminated without cause on short notice. Many of our agreements do not assure specific volume or revenue levels. In addition, our contracts generally do not provide that we will be the client’s exclusive service provider.

We depend on certain client industries.

We derive our marketing support services revenue primarily from the automotive, consumer products, entertainment and retail industries. Our German specialized staffing services revenue is derived primarily from the light industrial, engineering, administrative, automotive and aerospace industries. Fundamental changes in the business practices of any of these client industries, whether due to regulatory, technological, or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand could have a material adverse effect on our results of operations.

Proposed German labor reforms may adversely affect our German specialized staffing business.

The German government recently enacted legislation that was designed to decrease unemployment through, among other things, the increased use of temporary staffing. This legislation contains various provisions that decrease the restrictions previously imposed on the temporary staffing market. The exception is that the legislation contains a requirement that, effective January 1, 2004, employees in temporary positions are to be paid according to “equal treatment”, i.e. the same wage and benefits that a permanent employee would receive in the same position at the contracting company, or alternatively, according to a collective bargaining agreement. If a collective bargaining agreement is not negotiated that provides for temporary employees to be paid at similar rates as reported in our historical operations, the implementation of this provision will increase our labor costs in Germany.

Our quarterly operating results may vary.

We have experienced and expect to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside our control, including:

•	timing of existing and future client product launches or service offerings;

•	expiration or termination of client projects;

•	timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients;

•	seasonal nature of certain clients’ businesses; and

•	changes in the amount and growth rate of revenues generated from our principal clients.

We may not be able to keep pace with changing technology.

The markets for our business process outsourcing services are subject to rapid technological changes and rapid changes in client requirements. This trend could adversely affect our business and financial results and result in the loss of clients and our ability to attract clients. While our Global Enterprise Management proprietary system is one of the most advanced in the industry, we cannot assure you that our competitors will not develop more sophisticated or cost-effective systems. We cannot assure you that we will be able to select, invest in and develop new and enhanced technology on a timely basis in the future in order to meet our clients’ needs and maintain competitiveness. We cannot guarantee that we will be successful in customizing products and services that incorporate new technology on a timely basis. Our failure to successfully and timely implement sophisticated technology or to respond effectively to technological changes would have a material adverse effect on our success, growth prospects, results of operations and financial condition.

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

Our operations depend on our ability to protect our facilities, clients’ products, confidential client information, computer equipment, telecommunications equipment and software systems against damage from Internet interruption, fire, power loss, telecommunications interruption, e-commerce interruption, natural disaster, theft, unauthorized intrusion, computer viruses and other emergencies. While we maintain certain procedures and contingency plans to minimize the detrimental impact of such events, there can be no assurance such procedures and plans will be successful. In the event we experience temporary or permanent interruptions or other emergencies at one or more of our facilities that cause interruptions in our ability to meet our clients’ requirements, it could result in decreased revenues, net income and earnings per share. While we maintain property and business interruption insurance, it may not adequately and/or timely compensate us for all losses we may incur.

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

Our marketing support services operations also rely on third-party carriers including United Parcel Service, Inc. and the United States Postal Service to ship and mail products from our distribution facility to purchasers. If our shippers experience interruptions from labor strikes or other events, our ability to distribute products could be impaired.

We face risks associated with general economic conditions.

We operate within US and international economies that are subject to various economic, market and other factors. We, as well as our clients, can be vulnerable to recession or other significant economic events or downturn. The US economy and related financial markets have generally experienced downward fluctuations in the past twelve months. Economic instability or continued downturn may continue for the foreseeable future. These broad economic factors can adversely affect our revenue.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

Our continuing operations include the German specialized staffing business. Our discontinued operations include the divested US and UK specialized staffing businesses and the divested US and European aviation and facility services businesses. Revenues from foreign operations are received, and operating costs are incurred, in foreign currencies (primarily the Euro). The denomination of foreign subsidiaries’ account balances in their local currency exposes us to certain foreign exchange rate risks. We address the exposure by financing most working capital needs in the applicable foreign currencies. We have not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

INTEREST RATE RISK

We maintain a Credit Facility which subjects us to the risk of loss associated with movements in market interest rates. Our Credit Facility had a balance outstanding at December 31, 2002 of $72.5 million, which was at a variable rate of interest. Our Credit Facility requires that we convert indebtedness outstanding in foreign currencies into dollars for purposes of determining the total amount of indebtedness outstanding. An increase in the value of a foreign currency relative to the dollar has the effect of reducing the amount we are otherwise permitted to borrow pursuant to the Credit Facility. We have not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates. Based on outstanding borrowings, it is estimated that an increase in the prevailing interest rate of 100 basis points would result in a decrease in net income of approximately $0.4 million, or $0.03 per share, for the year ended December 31, 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are listed under Item 15(a) of this Annual Report on Form 10-K and are filed as part of this report on the pages indicated. The supplementary data are included under Item 7 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

On May 31, 2002, we decided to dismiss Arthur Andersen LLP (“Arthur Andersen”) as our independent public accountants, effective as of May 31, 2002. We appointed Ernst & Young LLP as our new independent public accountants, effective as of May 31, 2002. The decision to dismiss Arthur Andersen and to retain Ernst & Young LLP was approved by our board of directors upon the recommendation of our audit committee.

The audit reports of Arthur Andersen on our consolidated financial statements as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During our two fiscal years ended December 31, 2001, and the subsequent interim period through May 31, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC occurred within our two fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through May 31, 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position and business experience for our directors and executive officers are described below.

Name	Age	Position
A. Clayton Perfall	44	Chief Executive Officer and Director
Heinz Stubblefield	45	Chief Financial Officer
Steven D. Anderson	45	Vice President of Finance and Secretary
Debra McCreight	44	Vice President of Human Resources
Frank A. Argenbright, Jr.	55	Chairman of the Board
John W. Ward (1) (2)	60	Director
Wyck A. Knox, Jr. (1) (2)	62	Director
Thomas V. Beard (2)	56	Director

(1)	Member of Compensation Committee
(2)	Member of Audit Committee

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

Heinz Stubblefield was appointed Chief Financial Officer on April 1, 2002. Prior to joining AHL, Mr. Stubblefield served as Senior Vice President and Chief Financial Officer of XM Satellite Radio, Inc., a company providing domestic satellite service directly to automobilies, since June 1998. From March 1996 to May 1998, he was Chief Financial Officer for WorldSpace International, a company providing satellite radio service internationally. From February 1993 to February 1996, Mr. Stubblefield was Corporate Controller for Next Software Corporation, a software and IT consulting company.

Steven D. Anderson has been with AHL since we purchased Archway, formerly known as Gage Marketing Services, in July 1998. He served as Vice President and Controller prior to being promoted to Vice President of Finance in late 1999. Prior to joining AHL, he spent six years with Gage Marketing Group. During his tenure with Gage Marketing Group, Mr. Anderson held positions in operations management and finance with responsibility for various operations of the consumer fulfillment business, and all Gage finance functions.

Debra McCreight has been with AHL since we purchased Archway, formerly known as Gage Marketing Services, in July 1998. Prior to joining AHL, she spent six years with Gage Marketing Group where Ms. McCreight was promoted from Director of Human Resources to Vice President of Human Resources.

Frank A. Argenbright, Jr. founded AHL Services in 1979. In connection with the sale of AHL’s US and European aviation and facility services businesses to Securicor plc in December 2000, Mr. Argenbright assumed the position of Chief Executive Officer of the US Security Operations of Securicor to facilitate the transition. Mr. Argenbright therefore resigned as AHL’s Chairman and Co-Chief Executive Officer and assumed the position of AHL’s Vice Chairman on December 29, 2000. In October 2001, upon completion of his services to Securicor, Mr. Argenbright was again elected Chairman of the Board. He previously served as AHL’s Chairman from 1979 until December 2000. In addition, Mr. Argenbright served as Co-Chief Executive Officer from 1994 until December 2000 and Chief Executive Officer from 1979 to 1994.

John W. Ward has been a director of AHL Services since July 2000. Mr. Ward has served as Chairman of Transition International, Inc., a management consulting firm which he owns, since its formation in 1993. He is a member of the board of directors of Bullrun Financial and DA Group.

Wyck A. Knox, Jr. has been a director of AHL since November 2001. Mr. Knox has been a partner in the law firm of Kilpatrick Stockton LLP or its predecessor firms since 1976. He is also a director of AGL Resources, Inc., Air Serv Corporation and Thomson Oak Flooring Company and is a trustee of the University of Georgia Foundation. Mr. Knox is a general partner of Knox Properties, L.P. and is president of Knox Charity Fund, Inc.

Thomas V. Beard has been a director of AHL since March 2003. Mr. Beard has been a Managing Director in the Corporate and Executive Services Group of the Atlanta office of Deutsche Bank Alex Brown (“DBAB”), a global investment banking firm, since July 2000. Before joining DBAB, Mr. Beard was manager of the Atlanta office of Stephens Inc., an investment banking firm, from 1981 to 2000, where he promoted and directed the Stephens investment banking interests both nationally and internationally. Mr. Beard is a member of the board of directors of Children’s Healthcare of Atlanta, the University of Georgia’s Business School of Distinguished Practitioners and Camp Sunshine.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to us, with respect to each such person’s beneficial ownership of our equity securities. Based solely upon a review of the copies of such reports furnished to us and certain representations of such persons, we believe that all filings were timely, except for one late Form 3 filing for Mr. Stubblefield concerning the grant of an option to purchase 250,000 shares of AHL common stock.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, compensation information for our Chief Executive Officer and the other most highly compensated executive officers (the “Named Executive Officers”). We do not have a fifth Named Executive Officer as defined in Item 402 of Regulation S-K.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation				Long Term Compensation
		Salary		Bonus		Shares Underlying Options
A. Clayton Perfall (1) Chief Executive Officer and Director	2002 2001	$ $	400,000 100,000	$ $	175,000 —	— 1,200,000

Heinz Stubblefield (2) Chief Financial Officer	2002		$187,500		$46,875	250,000

Steven D. Anderson Vice President of Finance and Secretary	2002 2001 2000	$ $ $	153,333 143,333 130,833	$ $ $	9,300 — 40,500	20,000 5,000 5,000

Debra McCreight Vice President of Human Resources	2002 2001 2000	$ $ $	139,500 132,500 117,167	$ $ $	8,424 — 36,000	15,000 5,000 5,000

(1)	Mr. Perfall was named Chief Executive Officer effective October 1, 2001.
(2)	Mr. Stubblefield was named Chief Financial Officer effective April 1, 2002.

The following table sets forth information regarding option grants during fiscal 2002 to each of the Named Executive Officers:

Option Grants in Fiscal 2002

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal 2002	Exercise Price Per Share	Market Price Per Share at Date of Grant	Expiration Date	5%	10%
A. Clayton Perfall	—	—	—	—	—	$—	$—
Heinz Stubblefield	250,000	57.5%	$5.00	$2.20	04/01/2012	$—	$176,558
Steven D. Anderson	20,000	4.6%	$5.00	$1.68	07/10/2012	$—	$—
Debra McCreight	15,000	3.4%	$5.00	$1.68	07/10/2012	$—	$—

(1)	Options granted in fiscal 2002 were made under the 1997 Stock Incentive Plan (the “Plan”). These options:
•	Expire ten years from the date of the grant, unless otherwise earlier terminated in certain events related to termination of employment; and
•	Vest in 25% increments on the anniversary date of the grant, subject to the terms and conditions of the Plan.
(2)	We are required by the Securities and Exchange Commission to use a 5% and 10% assumed rate of appreciation over the ten-year option term. This does not represent our estimate or projection of the future common stock price. If our common stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

During 2001, the Company filed a tender offer statement pursuant to which certain employees were offered the opportunity to exchange their existing options to purchase shares of common stock as granted under the Plan for new options to be granted under the Plan on or after July 1, 2002. The number of shares granted to employees was equal to the number of shares exchanged by the option holder. The exercise price of the new option was equal to the closing sale price of common stock as reported on the replacement grant date, or $5.00, whichever was greater. Under this program, options for the purchase of 185,000 shares of common stock were issued at an exercise price of $5.00 per share on July 10, 2002. Directors and Officers of the Company at the time of the filing of the tender offer were not eligible to participate in the exchange. Mr. Anderson and Ms. McCreight were not Named Executive Officers at the time of the filing, and therefore they were eligible to participate in the option exchange.

The following table details the option repricings for Mr. Anderson and Ms. McCreight.

Ten-Year Option/SAR Repricings

Name	Number of Securities Underlying Options Repriced or Amended	Market Price of Stock at Time of Repricing or Amendment	Exercise Price at Time of Repricing or Amendment	New Exercise Price	Length of Original Term Remaining at Date of Repricing or Amendment (In Years)
Steven D. Anderson	5,000	$1.68	$ 7.91	$5.00	9.36
	5,000	$1.68	$ 8.81	$5.00	8.36
	5,000	$1.68	$25.38	$5.00	7.37
	5,000	$1.68	$21.75	$5.00	6.78

Debra McCreight	5,000	$1.68	$ 7.91	$5.00	9.36
	5,000	$1.68	$ 8.81	$5.00	8.36
	5,000	$1.68	$21.75	$5.00	6.78

None of the Named Executive Officers exercised any options during fiscal 2002. The following table sets forth certain information with respect to the status of their options at December 31, 2002.

Fiscal Year-End Value

	Number of Securities Underlying Unexercised Options at Fiscal Year-end		Value of Unexercised In-the-Money Options at Fiscal Year-end (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
A. Clayton Perfall	525,000	675,000	$—	$—
Heinz Stubblefield	—	250,000	$—	$—
Steven D. Anderson	—	20,000	$—	$—
Debra McCreight	—	15,000	$—	$—

(1)	This number is calculated by subtracting the option exercise price from the closing price of the common stock on December 31, 2002 ($0.80) to get the “average value per option”, and multiplying the average value per option by the number of exercisable and unexercisable options. The amounts in this column may not represent amounts actually realized the by Named Executive Officers.

Employment and Severance Agreements

We have entered into employment agreements with Messrs. Perfall, Stubblefield and Anderson and Ms. McCreight.

A. Clayton Perfall.    We entered into an employment agreement with Mr. Perfall on October 1, 2001. The agreement with Mr. Perfall expires on September 30, 2005. This agreement may be terminated by us (a) upon the employee’s death or inability to perform his duties on account of a disability for a period of three months during any twelve-month period, (b) for cause, or (c) upon 90 days’ written notice. The agreement may be terminated by the employee upon 90 days’ written notice. If the agreement is terminated by us prior to September 30, 2003, except for cause or upon employee’s death or disability, we must pay the employee a severance payment equal to two times the employee’s base salary in effect on such termination date. If the agreement is terminated by us after September 30, 2003, except for cause or upon employee’s death or disability, we must continue to pay the employee’s base salary and bonus through the expiration date of September 30, 2005. The agreement provides for an annual base salary of $400,000 and for an annual bonus of up to 50% of base salary, based upon our financial performance and achievement of personal objectives established for the employee by the board of directors. Upon a change in control, the agreement provides for a lump-sum payment to Mr. Perfall of $2,500,000, which may be reduced on a dollar for dollar basis if the employee has realized total compensation in excess of $4,000,000 per year on a prorated basis. As a condition to employment, Mr. Perfall has agreed to two year noncompetition and nonsolicitation provisions. In connection with the proposed merger, we entered into a conditional amendment, dated March 28, 2003, to Mr. Perfall’s employment agreement. According to the conditional amendment, if the proposed merger is consummated, Mr. Perfall will be entitled to receive 1,900,000 restricted shares of AHL’s newly-created Series B participating preferred stock in lieu of the lump-sum cash payment of $2,500,000 which would be due to Mr. Perfall upon a change in control of AHL.

Heinz Stubblefield.    We entered into an employment agreement with Mr. Stubblefield on April 1, 2002. The agreement with Mr. Stubblefield expires on April 1, 2006. This agreement may be terminated by us (a) upon the employee’s death or inability to perform his duties on account of a disability for a period of three months during any twelve-month period, (b) for cause, or (c) upon written notice. The agreement may be terminated by the employee upon 30 days’ written notice. If the agreement is terminated by us, except for cause or upon employee’s death or disability, we must pay the employee a severance payment equal to the employee’s annual base salary in effect on such termination date. The agreement provides for an annual base salary of $250,000 and for an annual bonus of up to 50% of base salary, based upon our financial performance and achievement of personal objectives established for the employee by Chief Executive Officer. Upon a change in control before April 1, 2004, the agreement provides for a lump-sum payment to Mr. Stubblefield of $500,000, which would be reduced to $250,000 if a change of control occurs after this date. As a condition to employment, Mr. Stubblefield has agreed to one year noncompetition and nonsolicitation provisions.

Steven D. Anderson.    We entered into an employment agreement with Mr. Anderson on July 28, 1998. The agreement with Mr. Anderson renews automatically for successive one-year terms unless either we or the employee notify the other, at least 90 days before July 28th of any calendar year, that the employee or we do not wish to renew beyond July 28th of any calendar year. This agreement may also be terminated by us (a) upon the employee’s death or inability to perform his duties on account of a disability for a period of three months during any twelve-month period, (b) for cause, or (c) upon written notice. The agreement may be terminated by the employee upon 90 days’ written notice. If the agreement is terminated by us, except for cause or upon employee’s death or disability, we must pay the employee a severance payment equal to one half the employee’s annual base salary in effect on such termination date. The agreement provides for an annual base salary of $100,000, or such greater amount as determined by the board of directors, and for an annual bonus of up to 30% of base salary, based upon our financial performance and achievement of personal objectives established for the employee by us. Mr. Anderson’s 2002 annual base salary was $153,333. As a condition to employment, Mr. Anderson has agreed to one year noncompetition and nonsolicitation provisions.

Debra McCreight.    We entered into an employment agreement with Ms. McCreight on July 28, 1998. The agreement with Ms. McCreight renews automatically for successive one-year terms unless either we or the employee notify the other, at least 90 days before July 28th of any calendar year, that the employee or we do not wish to renew beyond July 28th of any calendar year. This agreement may also be terminated by us (a) upon the employee’s death or inability to perform his duties on account of a disability for a period of three months during any twelve-month period, (b) for cause, or (c) upon written notice. The agreement may be terminated by the employee upon 90 days’ written notice. If the agreement is terminated by us, except for cause or upon employee’s death or disability, we must pay the employee a severance payment equal to one half the employee’s annual base salary in effect on such termination date. The agreement provides for an annual base salary of $100,000, or such greater amount as determined by the board of directors, and for an annual bonus of up to 30% of base salary, based upon our financial performance and achievement of personal objectives established for the employee by us. Ms. McCreight’s 2002 annual base salary was $139,500. As a condition to employment, Ms. McCreight has agreed to one year noncompetition and nonsolicitation provisions.

Compensation of Directors

We pay our outside directors $10,000 annually plus $1,000 for each board meeting attended and $500 for each compensation or audit committee meeting attended. In addition, directors are reimbursed for expenses incurred in order to attend board and committee meetings. Directors are also eligible to receive options to purchase our common stock under our 1997 Stock Incentive Plan. On March 19, 2002, Mr. Argenbright and Mr. Knox were granted options to purchase 25,000 shares of our common stock at an exercise price of $5.00 per share. The options vest ratably over four years, beginning on November 7, 2001.

In March 2003, our board of directors formed a special committee to review and evaluate the fairness of the proposed merger. The members of the special committee are Mr. Knox, Mr. Ward and Mr. Beard. We will pay each of these directors $50,000 for service on this special committee, in addition to their customary board and committee fees. In addition, members of the special committee receive $1,000 for each committee meeting attended in person and $500 for each meeting attended by phone.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Knox and Mr. Ward. During 2002:

•	no member of the Compensation Committee was an officer or employee of AHL or any of its subsidiaries;

•	no member of the Compensation Committee entered into any transaction with AHL in which the amount involved exceeded $60,000;

•	no executive officer of AHL served as a director of another entity where one of that entity’s executive officers served on the Compensation Committee; and

•	no executive officer of AHL served on the compensation committee of another entity where one of that entity’s executive officers served as a director of AHL.

In 2003, we will pay Mr. Knox and Mr. Ward $50,000 for service on a special committee to review and evaluate the fairness of any business combination transaction that we may consider under the terms of our Credit Facility. Including the customary director fees, meeting attendance fees, and the special committee compensation, we will pay Mr. Knox and Mr. Ward in excess of $60,000 in 2003.

REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee is responsible for making decisions with respect to the compensation of AHL’s executive officers and administering AHL’s 1997 Stock Incentive Plan and Employee Stock Purchase Plan. No member of the Compensation Committee is an employee of AHL.

The Compensation Committee has prepared the following report on AHL’s policies with respect to compensation of AHL’s executive officers for the fiscal year ended December 31, 2002.

Compensation Policies Towards Executive Officers

The compensation policies of AHL are designed to:

1.	attract, motivate and retain experienced and qualified executives
2.	increase the overall performance of AHL
3.	increase shareholder value, and
4.	increase the performance of individual executives.

The Compensation Committee is responsible for ensuring that a proper system of short and long-term compensation is in place to provide performance-oriented incentives to management, taking into account individual contribution, teamwork and performance levels.

Each executive officer’s compensation is determined annually by the Compensation Committee. Senior management makes recommendations to the Compensation Committee regarding each executive officer’s compensation (except the chief executive officer’s compensation), including recommendations for base salary for the succeeding year and discretionary cash bonuses and stock incentive awards.

Our compensation philosophy is based on a pay for performance approach. The compensation program seeks to reward individual action that contributes to operating unit performance and overall company performance. Our goal is to be competitive with the marketplace on a total compensation basis, including annual base salary and annual bonus and stock options:

•	Annual Base Salary. Each executive officer’s base salary is based upon the competitive market for the executive officer’s services, including the executive’s specific responsibilities, experience and overall performance. In keeping with our pay for performance approach, it is our objective to set the base salary at the market base salary level of our peers in the industry. Base salaries are reviewed and may be adjusted annually. Changes in responsibilities are also taken into account in the review process.

•	Annual Bonuses. We award discretionary year-end bonuses. These bonuses reflect the contribution of the individual as well as the performance of the operating unit and AHL as a whole. Ranges of potential bonuses and performance measures are established annually for each position.

The performance measures applicable to a particular position vary according to the functions of the position. Performance measures considered by the Compensation Committee include obtaining certain profitability goals as well as each individual meeting personal objectives relative to operational enhancements.

•	Stock Options. We use long-term incentive compensation to compensate for achievement of performance measures which extend beyond one year, while at the same time aligning management’s interests with that of the shareholders. The Compensation Committee believes that stock-based awards are most appropriate for long-term incentive compensation. In 1997, we adopted the 1997 Stock Incentive Plan. Under this Plan, stock options may be granted by the Compensation Committee. In July 2002, the Compensation Committee granted stock options to two of our executive officers.

Chief Executive Officer Compensation

The executive compensation policy described above is applied in determining Mr. Perfall’s compensation. Mr. Perfall generally participates in the same executive compensation plans and arrangements available to the other senior executives. Accordingly, his compensation also consists of annual base salary, annual bonus and stock options. The Compensation Committee’s general approach in establishing Mr. Perfall’s compensation is to be competitive with peer companies, but to have a large percentage of his target compensation based upon the long-term performance of the AHL, as reflected in part in the market price of AHL common stock.

Mr. Perfall’s employment agreement provides for an annual base salary subject to increase by the board of directors, and makes him eligible for an annual bonus of up to 50% of base salary. Mr. Perfall’s compensation for the year ended December 31, 2002 included $400,000 in base salary and $175,000 in the form of a cash bonus. His bonus payments for 2002 were based on, among other factors, AHL’s performance and the 2002 compensation of chief executives of comparable companies.

The Compensation Committee believes that it structured Mr. Perfall’s compensation package to include a significant amount of “at risk” compensation that provides incentives tying the amount of his compensation to our performance. Stock options produce value in direct proportion to the value realized by all shareholders from price appreciation. Important factors the Compensation Committee considered in determining his compensation package include pay packages offered by similar industry companies, Mr. Perfall’s previous experience and his expected role in focusing and refining our long-term strategies and engaging a strong management team. Mr. Perfall’s base salary for 2003 will remain at the same level.

Compensation Deductibility Policy

Under Section 162(m) of the Internal Revenue Code, and applicable Treasury regulations, no tax deduction is allowed for annual compensation in excess of $1 million paid to any of AHL’s five most highly compensated executive officers. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the board committee that establishes such goals consists only of “outside directors” as defined for purposes of Section 162(m). The Compensation Committee intends to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with the determinations as to the most appropriate methods and approaches for the design and delivery of compensation to AHL’s executive officers.

Respectfully submitted,

COMPENSATION COMMITTEE

John W. Ward, Chairman

Wyck Knox

March 31, 2003

The foregoing report should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Acts, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

STOCK PRICE PERFORMANCE GRAPH

The following stock price performance graph compares the performance of our common stock to The Nasdaq Stock Market and the index of Nasdaq Non-Financial Stocks. The stock price performance graph assumes an investment of $100 in our common stock on March 27, 1997 and an investment of $100 in the two indexes on March 31, 1997 and further assumes the reinvestment of all dividends. The difference in the initial start date is due to the fact that our common stock did not start trading publicly until March 27, 1997. We believe that the net effect of this difference in start dates will not have a material effect on the performance graph. Stock price performance, for the period from March 31, 1997 through December 31, 2002 is not necessarily indicative of future results.

	March 1997	Dec. 1997	Dec. 1998	Dec. 1999	Dec. 2000	Dec. 2001	Dec. 2002
AHL	100	246.25	312.5	208.75	100.63	29.21	8.00
The Nasdaq Stock Market	100	129.7	182.55	333.09	200.58	158.35	108.43
Nasdaq 100 - Non-Financial Stocks	100	125.8	184.37	354.59	210.52	141.78	88.50

The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Acts except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of shares of common stock as of April 8, 2003 for:

•	directors of AHL Services;

•	the Named Executive Officers;

•	our directors and executive officers as a group; and

•	each person who is a shareholder holding more than a 5% interest in our common stock.

Unless otherwise indicated, the business address of each person listed is: c/o AHL Services, Inc., 1000 Wilson Boulevard, Suite 910, Arlington, Virginia 22209.

Name	Number of Shares Beneficially Owned (1)(3)	Options Exercisable Within 60 Days (2)(3)	Shares with Shared Voting Power (3)	Total	Percent of Outstanding Shares (4)
Executive Officers and Directors:
A. Clayton Perfall	106,400	525,000	8,868,723	9,500,123	60.2%
Heinz Stubblefield	—	62,500	—	62,500	*
Steven D. Anderson	419	—	—	419	*
Debra McCreight	6,919	—	—	6,919	*
Frank A. Argenbright, Jr. (5)	7,180,473	6,250	2,313,400	9,500,123	60.2%
Wyck A. Knox, Jr	221,527	6,250	—	227,777	1.5%
John W. Ward	15,000	5,000	—	20,000	*
Thomas V. Beard	—	—	—	—	*
All directors and executive officers as a group (8 persons) (6)	7,530,738	605,000	1,682,000	9,817,738	61.9%

Other Five Percent Shareholders:
Caledonia Investments plc (7)	1,682,000	—	7,818,123	9,500,123	60.2%
Dimensional Fund Advisors Inc. (8)	1,042,960	—	—	1,042,960	6.8%
Gerald L. Trooien (9)	940,850	—	—	940,850	6.2%
Edwin C. “Skip” Gage (10)	766,742	—	—	766,742	5.0%
Huevos Holdings, Inc. (11)	—	—	9,500,123	9,500,123	60.2%

*	Less than 1.0%.
(1)	Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. This table is based upon information supplied by executive officers, directors and principal shareholders, and Schedules 13D filed with the SEC.
(2)	Represents shares that can be acquired through stock option exercises on or prior to May 31, 2003.
(3)	As part of the proposed merger and pursuant to the merger agreement, Mr. Perfall, Mr. Argenbright and certain of his affiliates, Caledonia Investments plc and Huevos Holdings, Inc. agreed to vote in favor of the proposed merger and to certain amendments to the articles of incorporation of AHL all shares of common stock that they have the authority to vote. By virtue of the voting agreement, each of these shareholders may have shared voting power over the shares shown in this table as beneficially owned by each such shareholder and the shares subject to options exercisable within 60 days by each such shareholder. As a result, the shareholders may be deemed to have shared voting power over an aggregate of 9,500,123 shares of common stock (which amount includes 531,250 shares subject to options exercisable within 60 days).
(4)	Based on an aggregate of 15,246,792 shares of common stock issued and outstanding as of April 1, 2003. Assumes that all options beneficially owned by the person are exercised. The total number of shares outstanding used in calculating this percentage assumes that none of the options beneficially owned by other persons are exercised.

(5)	Includes (a) 668,660 shares beneficially owned by Argenbright Partners, L.P., of which a limited liability company managed by Mr. Argenbright and his spouse is the general partner, (b) 103,473 shares owned by a charitable trust, of which Mr. Argenbright is sole trustee and (c) 622,027 shares owned by Mr. Argenbright’s spouse.
(6)	The amount of shares over which the directors and executive officers as a group have shared voting power represents 1,682,000 shares beneficially owned by Caledonia Investments plc over which both Mr. Perfall and Mr. Argenbright have shared voting power.
(7)	The principal business address of Caledonia Investments plc is Cayzer House, 30 Buckingham Gate, London, England SW 1E 6NN. This information is based on a Schedule 13D dated December 24, 2002 that has been filed with the SEC and an amendment to the Schedule 13D filed with the SEC on April 8, 2003.
(8)	The principal business address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The information is based on a Schedule 13G filed with the SEC on February 11, 2003.
(9)	The principal business address of Mr. Trooien is 10 River Park Plaza, Suite 800, St. Paul, MN 55107. The information is based on a Schedule 13G filed with the SEC on February 13, 2003.
(10)	The principal business address of Mr. Gage is 10000 Hwy 55, Minneapolis, MN, 55441. Includes 216,742 shares held by Gage Marketing Group, LLC, of which Mr. Gage is the Chairman and Chief Executive Officer. As such, Mr. Gage is deemed to have sole voting and investment power over the shares. Also includes 275,000 shares held by Mr. Gage and 275,000 shares held by Mr. Gage’s spouse.
(11)	The principal business address of Huevos Holdings, Inc. is Twelve Piedmont Center, Suite 210, Atlanta, Georgia, 30305. Huevos Holdings does not have sole or shared investment power over any of the shares of common stock. This information is based on a Schedule 13D filed with the SEC on April 7, 2003.

Changes in Control

On March 31, 2003, AHL announced that an affiliate of CGW and certain of AHL’s officers, directors and shareholders agreed to acquire the outstanding shares of AHL not already held by CGW and the Continuing Shareholders through a proposed merger of AHL and the Purchaser. Following the transaction, the Continuing Shareholders will own an approximately 40% equity interest in AHL, and CGW will own the remaining approximately 60% equity interest. See the sections in this report entitled “Recent Developments.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Edwin C. Gage, a former member of our board of directors and current beneficial owner of 5% of our common stock, has direct or indirect ownership interests in several companies with which we have had business relationships during 2002. These relationships are:

•	Gage Marketing Group, LLC, which purchased fulfillment services from us totaling $1.1 million, which provided information technology and other services to us totaling $720,000 and which rented real estate to us totaling $15,000.

•	Carlson Real Estate Company, which rented real estate to us in Maple Plain, Howard Lake and Plymouth, Minnesota totaling $1.5 million.

•	Gage Travel, Inc., which provided travel services to us totaling $2,000.

•	Marketing Bridge, LLC, which provided Web-based consulting services to us totaling $408,000.

•	Gage In-Store Marketing, LLC, which rented real estate to us totaling $64,000.

•	Carlson Marketing Group, which purchased lettershop services from us totaling $469,000.

In March 2003, we signed a settlement agreement with Gage Group, LLC and its affiliate, Gage Marketing Group, LLC (“GMG”). The agreement provided that we pay $80,000 to GMG in exchange for limited use of the

“Gage” trade name and trademarks, limited IT services and the release of claims relating predominantly to disputes on (1) freight charges to a mutual customer and (2) the co-marketing agreement entered into in conjunction with the sale of Gage Marketing Services, now known as Archway Marketing Services, to AHL in 1998.

Mr. Gage and his immediate family together control and actively manage Gage Marketing Group, LLC, Gage Travel, Inc., Marketing Bridge, LLC, and Gage In-Store Marketing, LLC. Neither Mr. Gage nor his family control or actively manage Carlson Real Estate Company or Carlson Marketing Group, Inc. All transactions were priced at arm’s length.

In 2003, we will pay to each of Mr. Knox, Mr. Ward and Mr. Beard $50,000 for service on a special committee to review and evaluate the fairness of the proposed merger. Including the customary director fees, meeting attendance fees, and the special committee compensation, we will pay Mr. Knox, Mr. Ward and Mr. Beard in excess of $60,000 in 2003.

In 2001, we entered into a settlement agreement with Mr. Argenbright pursuant to his former employment with the Company. As part of this agreement, we agreed to guarantee up to $10,000,000 of Mr. Argenbright’s personal debt for a period of three years from the date of the sale of our European staffing business or such earlier time as allowed by our Credit Facility. In connection with the proposed merger, we entered into an agreement with Mr. Argenbright, dated March 28, 2003, pursuant to which we may elect to terminate our obligation to guarantee Mr. Argenbright’s personal indebtedness at any time in return for a payment to Mr. Argenbright of $2,000,000.

On April 12, 2002, in connection with our settlement agreement with Securicor plc relating to post-closing adjustments for the sale of our US and European aviation and facility services business, we agreed to pay Mr. Argenbright $5 million to induce him to enter into the settlement agreement with Securicor. The agreement contained a release of the Company from certain claims asserted against the Company by Securicor and was conditioned upon a release by both the Company and Mr. Argenbright of certain claims against Securicor. The obligation to pay Mr. Argenbright matures on October 12, 2003, is unsecured and does not bear interest.

Effective September 2002, we entered into an agreement with a third party and Air Serv Corporation, (“Air Serv”), a corporation owned by Mr. Argenbright and Mr. Knox, to sublet our courtside suite at the Philips Arena through the remaining lease term of August 2004. Air Serv and the third party have agreed to pay 50% of the remaining lease payments under the lease agreement, or approximately $108,000, in exchange for 100% access to the suite. These payments will reduce our future rent expense. The transaction was priced at arm’s length.

At December 31, 2002, AHL holds a receivable from Mr. Argenbright for approximately $24,000 relating to employee wages and benefits paid by AHL, on Mr. Argenbright’s behalf, to an employee who, in 2001, was working jointly for AHL and Mr. Argenbright personally.

Any future transactions between AHL Services and its officers, directors or principal shareholders will be approved by a majority of the disinterested members of the board of directors.

REPORT OF THE AUDIT COMMITTEE

Our Audit Committee, which operates under a written charter, oversees our Company’s financial reporting process on behalf of the board of directors. The Audit Committee is responsible for, among other things, reviewing with our independent auditors the scope and results of their audit engagement. In connection with the fiscal 2002 audit, the Audit Committee has:

•	reviewed and discussed with management and Ernst & Young LLP (“Ernst & Young”), our independent auditors, our financial statements to be included in our Annual Report on Form 10-K for the years ended December 31, 2002, 2001 and 2000,

•	reviewed and discussed with management and Ernst & Young our financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2002,

•	discussed with Ernst & Young the matters required by Statement of Accounting Standards No. 61 (Communications with Audit Committee), and

•	received from and discussed with Ernst & Young the written disclosures and letter from Ernst & Young required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee) regarding their independence.

The Audit Committee has reviewed the other services, included non-audit services, provided to AHL during the year ended December 31, 2002 and determined that the provision of the non-audit services described in “All Other Fees” below is compatible with maintaining Ernst & Young’s independence.

Ernst & Young has served as our independent auditor since May 31, 2002 and is familiar with our business affairs, financial controls, accounting procedures and industry segment. The Audit Committee appointed Ernst & Young to audit our financial statements for the year ending December 31, 2003.

Our company’s management is responsible for our company’s internal controls and financial reporting. Ernst & Young, our independent auditors, are responsible for auditing our company’s annual financial statements in accordance with generally accepted auditing standards and for issuing a report on those financial statements. The Audit Committee is responsible for monitoring and reviewing these processes. As part of this oversight process, the Audit Committee regularly meets with our company’s management and our outside auditors. It is not the Audit Committee’s duty or responsibility to conduct auditing or accounting reviews or procedures. The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and rely, without independent verification, on the information provided to them and on the representations made to them by management and the independent accountants.

Based on the reports and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above, the Audit Committee recommended to the board of directors that the audited consolidated financial statements of the Company be included in the Annual Report on Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

All of the members of the Audit Committee have been determined to be independent in accordance with the requirements of Rule 4350(d)(2) of the National Association of Securities Dealers listing standards.

AUDIT COMMITTEE

Wyck A. Knox, Jr., Chairman

John W. Ward

Thomas V. Beard

March 31, 2003

The foregoing report should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended (together, the “Acts”), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Audit and All Other Fees

Audit Fees

Fees for audit services totaled approximately $638,000 in 2002 and approximately $215,000 in 2001, including fees associated with our annual audit and reviews of our quarterly reports.

Audit-Related Fees

Fees for audit-related services totaled approximately $17,500 in 2002 and approximately $133,000 in 2001. Audit related services principally include fees in connection with business dispositions, services associated with securities filings and accounting consultations.

Tax

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $210,000 in 2002 and $1,010,000 in 2001.

All Other Fees

Fees for all other services not described above totaled approximately $59,000 in 2002 and $0 in 2001, principally including services related to the sale of the German specialized staffing services business.

ITEM 14.    CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. We conducted this evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

1.	The following financial statements and schedules are filed herewith:

(i)	Consolidated Balance Sheets as of December 31, 2002 and 2001.

(ii)	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

(v)	Notes to consolidated financial statements.

(vi)	Schedule II—Valuation and Qualifying Accounts.

2.	Exhibits

See Item 15(c) below.

(b)	The Registrant filed the following Report on Form 8-K during its fourth fiscal quarter:

On December 23, 2002, AHL Services, Inc. filed a Current Report on Form 8-K announcing that it had concluded negotiations with its lenders for an extension of the maturity of its credit facility.

(c)	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
2.1

Agreement and Plan of Merger, dated March 28, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s Current Report on Form 8-K, dated March 31, 2003).

3.1	Restated and Amended Articles of Incorporation of AHL (incorporated by reference to AHL’s Registration Statement on Form 8-A dated March 25, 1997).

3.2	Bylaws of AHL, effective October 1, 2001 (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	Specimen Common Stock Certificate (incorporated by reference to AHL’s Registration Statement on Form S-1 (File No. 333-20315)).

4.2	Articles 2, 3 and 9 of the Amended and Restated Articles of Incorporation of AHL (incorporated by reference to AHL’s Registration Statement on Form 8-A, dated March 25, 1997).

4.3	Articles I, V, VII and IX of the Bylaws of AHL, effective as of October 1, 2001 (incorporated b reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1*+	1997 Stock Incentive Plan.

10.2+	First Amendment to the AHL Services, Inc. 1997 Stock Incentive Plan dated February 19, 1998 (incorporated by reference to AHL’s Schedule TO filed on November 30, 2001).
10.3+	Second Amendment to the AHL Services, Inc. 1997 Stock Incentive Plan dated October 1, 2001 (incorporated by reference to AHL’s Schedule TO filed on November 30, 2001).

10.4+	Amended and Restated Employee Stock Purchase Plan USA (incorporated by reference to Exhibit A to the Proxy Statement for AHL’s Annual Meeting of Shareholders on May 13, 1999).

10.5+

Employment Agreement between AHL Services, Inc. and A. Clayton Perfall dated as of October 1, 2001 (incorporated by reference to AHL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.6+	Severance Agreement between AHL Services, Inc. and Edwin R. Mellett dated October 31, 2001 (incorporated by reference to AHL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.7+

Settlement Agreement between AHL Services, Inc. and Frank A. Argenbright, Jr., dated September 30, 2001 (incorporated by reference to AHL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.8+

Severance and Separation letter between AHL Services, Inc. and Ronald J. Domanico dated October 30, 2001 (incorporated by reference to AHL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.9+	Separation Agreement between AHL Services and Thomas J. Marano dated November 2, 2001 (incorporated by reference to AHL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.10+	Employment Agreement between AHL Services, Inc. and Steven D. Anderson dated July 28, 1998 (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.11+	Employment Agreement between AHL Services, Inc. and Debra McCreight, dated July 28, 1998 (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.12+	Employment Agreement between AHL Services, Inc. and Heinz Stubblefield, dated April 1, 2002 (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.13

Acquisition Agreement, dated as of December 4, 2000 by and among Securicor plc., Securicor Georgia, Inc., AHL Services, Inc., Argenbright Holdings Limited, Argenbright, Inc., Argenbright Security, Inc., The ADI Group Limited and AHL Europe Limited (incorporated by reference to AHL’s Current Report on Form 8-K dated December 29, 2000).

10.14	Registration Rights Agreement, dated July 24, 1998, by and between AHL Services, Inc. and Gage Marketing Group, LLC (incorporated by reference to AHL’s Current Report on Form 8-K dated July 24, 1998).

10.15

Sale Agreement dated as of March 19, 2002, by and among AHL Europe Limited, as Seller, AHL Services, Inc., as Guarantor and Epoch 2 Limited, as Buyer (incorporated by reference to AHL’s Current Report on Form 8-K dated April 3, 2002).

10.16

Third Amended and Restated Credit Agreement dated as of April 12, 2002 by and among AHL Services, Inc. and certain of its subsidiaries, Wachovia Bank, N.A. (London Branch), as European Swingline Lender, and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.17

First Amendment to Third Amended and Restated Credit Agreement and Consent, dated as of June 28, 2002 by and among AHL Services, Inc. and certain of its subsidiaries, Wachovia Bank, N.A. (London Branch), as European Swingline Lender, and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to AHL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.18

Second Amendment to Third Amended and Restated Credit Agreement and Consent, dated as of July 12, 2002, by and among AHL Services, Inc. and certain of its subsidiaries, Wachovia Bank, N.A. (London Branch), as European Swingline Lender, and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to AHL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.19

Third Amendment to Third Amended and Restated Credit Agreement and Consent, dated as of August 30, 2002, by and among AHL Services, Inc. and certain of its subsidiaries, Wachovia Bank, N.A. (London Branch), as European Swingline Lender, and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to AHL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.20

Fourth Amendment to Third Amended and Restated Credit Agreement and Consent, dated as of November 27, 2002, by and among AHL Services, Inc. and certain of its subsidiaries, Wachovia Bank, N.A. (London Branch), as European Swingline Lender, and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to AHL’s Current Report on Form 8-K dated December 23, 2002).

10.21

Fifth Amendment to Third Amended and Restated Credit Agreement and Consent, dated as of December 20, 2002, by and among AHL Services, Inc. and certain of its subsidiaries, Wachovia Bank, N.A. (London Branch), as European Swingline Lender, and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to AHL’s Current Report on Form 8-K dated December 23, 2002).

10.22*

Sixth Amendment to Third Amended and Restated Credit Agreement and Consent, dated as of February 24, 2003, by and among AHL Services, Inc. and certain of its subsidiaries, the financial institutions named therein and Wachovia Bank, N.A., as Administrative Agent.

10.23

Seventh Amendment to Third Amended and Restated Credit Agreement and Consent, dated as of March 28, 2003, by and among AHL Services, Inc. and certain of its subsidiaries, the financial institutions named therein and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to AHL’s Current Report on Form 8-K dated March 31, 2003).

10.24

Settlement and Release Agreement, dated as of April 12, 2002 by and among Securicor, plc, AHL Services, Inc., Argnbright Holdings Limited, Argenbright, Inc. and AHL Europe Limited (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25

Letter Agreement dated as of April 12, 2002, by and between AHL Services, Inc. and Frank A. Argenbright, relating to the Settlement and Release Agreement (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26+*	Conditional Amendment to Employment Agreement, dated March 28, 2003, by and between AHL Services, Inc. and A. Clayton Perfall.

10.27*	Agreement, dated as of March 28, 2003, by and among CGW Southeast Partners IV, L.P., AHL Services, Inc., Argenbright, Inc., Argenbright Holdings Limited, AHL Europe Limited and Securicor plc.

10.28*	Agreement Regarding Termination of Obligation to Guaranty Indebtedness, dated as of March 28, 2003, between Frank A. Argenbright, Jr. and AHL Services, Inc.

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

99.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
+	Indicates management and compensatory plans.

AHL SERVICES, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of AHL Services, Inc.:

We have audited the accompanying consolidated balance sheets of AHL Services, Inc. (a Georgia corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AHL Services, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that AHL Services, Inc will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has bank borrowings outstanding of approximately $72.5 million, which are due no later than August 29, 2003, and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3, the Company adopted Statement of Financial Accounting Standard No. 142 effective January 1, 2002. Also, as discussed in Note 2, the financial statements for 2000 and 2001 have been restated.

/s/ ERNST & YOUNG LLP

McLean, Virginia

April 8, 2003

AHL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2002	2001
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,506	$6,817
Accounts receivable, net of allowance of $4,553 and $8,729 at December 31, 2002 and 2001, respectively	34,106	31,372
Unbilled services	5,147	7,873
Work in process	1,218	1,350
Reimbursable customer expenses	4,822	5,542
Prepaid expenses and other	5,610	5,492
Income taxes receivable	2,762	12,733
Net current assets of discontinued operations	1,461	30,796

Total current assets	59,632	101,975

Property and equipment, net	24,208	24,824
Other assets	375	1,168
Intangibles, net of accumulated amortization of $1,169 and $908 at December 31, 2002 and 2001, respectively	4,039	4,300
Goodwill	62,048	127,543
Notes receivable	—	5,000

Total assets	$150,302	$264,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,102	$7,435
Accrued payroll and related benefits	18,117	16,106
Accrued expenses	14,322	21,652
Customer deposits	3,805	4,961
Current portion of self-insurance reserves	903	1,522
Current portion of settlement obligations	18,000	—
Current portion of debt	72,696	27,035

Total current liabilities	134,945	78,711

Self-insurance reserves, less current portion	1,385	2,380
Other non current liabilities	1,254	795
Deferred taxes	—	1,701
Settlement obligations, less current portion	—	18,000
Debt, less current portion	—	77,114

Total liabilities	137,584	178,701

Commitments and contingencies (Notes 4, 5, 7 and 10)

Shareholders’ equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 17,427,392 shares issued; 15,246,792 shares outstanding	175	175
Preferred stock, no par value; 5,000,000 shares authorized; no shares outstanding	—	—
Paid-in capital	177,011	177,011
Accumulated deficit	(141,813)	(69,118)
Foreign currency translation adjustment	(2,655)	(1,959)
Treasury stock at cost: 2,180,600 shares	(20,000)	(20,000)

Total shareholders’ equity	12,718	86,109

Total liabilities and shareholders’ equity	$150,302	$264,810

The accompanying notes are an integral part of these consolidated financial statements.

AHL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
		(as restated)	(as restated)
Revenues	$264,575	$276,828	$322,596
Cost of services	148,967	159,077	180,485

Gross margin	115,608	117,751	142,111

Costs and expenses:
Operating	100,079	129,673	123,555
Corporate general and administrative	3,138	14,944	7,514
Depreciation and amortization	6,609	19,703	12,546
Impairment charges	49,277	45,864	60,171
PIMMS abandonment costs	—	2,523	6,547

Operating loss	(43,495)	(94,956)	(68,222)

Interest expense, net	12,122	7,699	7,034
Other expense	281	201	237

Loss from continuing operations before income taxes	(55,898)	(102,856)	(75,493)
Income tax benefit	(3,812)	(4,040)	(28,954)

Loss from continuing operations	(52,086)	(98,816)	(46,539)

Discontinued operations:
Income (loss) from operations, net of taxes
US and UK specialized staffing services businesses	114	72	7,459
US and European aviation and facility services businesses	—	—	(5,813)
Gain (loss) on sale of businesses, net of taxes
US and UK specialized staffing services businesses	—	(9,367)	(1,740)
US and European aviation and facility services businesses	—	(8,526)	50,002

Income (loss) from discontinued operations	114	(17,821)	49,908

Net income (loss) before cumulative effect of change in accounting principle	(51,972)	(116,637)	3,369
Cumulative effect of change in accounting principle	(20,723)	—	—

Net income (loss)	$(72,695)	$(116,637)	$3,369

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(3.42)	$(6.46)	$(2.87)
Income (loss) from discontinued operations	$0.01	$(1.17)	$3.08
Cumulative effect of change in accounting principle	$(1.36)	$—	$—

Net income (loss)	$(4.77)	$(7.63)	$0.21

Basic and diluted weighted average common shares:	15,247	15,283	16,181

The accompanying notes are an integral part of these consolidated financial statements.

AHL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common stock		Treasury stock		Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount			Foreign Currency Translation Adjustment	Comprehensive Income (as restated)
Balance at December 31, 1999	17,409,892	$175	—	$—	$176,836	$44,150	$426	$18,626

Repurchase of common stock	—	—	(1,920,600)	(17,665)	—	—	—
Foreign currency translation adjustment, net of tax benefit of $875	—	—	—	—	—	—	(1,075)	(1,075)
Net income, as restated	—	—	—	—	—	3,369	—	3,369

Balance at December 31, 2000	17,409,892	175	(1,920,600)	(17,665)	176,836	47,519	(649)	2,294

Repurchase of common stock	—	—	(260,000)	(2,335)	—	—	—
Exercise of stock options and warrants	17,500	—			175
Foreign currency translation adjustment	—	—	—	—	—	—	(1,310)	(1,310)
Net loss, as restated	—	—	—	—	—	(116,637)	—	(116,637)

Balance at December 31, 2001	17,427,392	175	(2,180,600)	(20,000)	177,011	(69,118)	(1,959)	(117,947)

Foreign currency translation adjustment	—	—	—	—	—	—	(696)	(696)
Net loss	—	—	—	—	—	(72,695)	—	(72,695)

Balance at December 31, 2002	17,427,392	$175	(2,180,600)	$(20,000)	$177,011	$(141,813)	$(2,655)	$(73,391)

The accompanying notes are an integral part of these consolidated financial statements.

AHL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
		(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(72,695)	$(116,637)	$3,369
Less: Income (loss) from discontinued operations	114	(17,821)	49,908

Loss from continuing operations before cumulative effect of change in accounting principle	(72,809)	(98,816)	(46,539)
Cumulative effect of change in accounting principle	20,723	—	—
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	6,609	21,021	12,546
Impairment charge on goodwill	49,277	45,864	60,171
Loss on notes receivable	1,500	4,500	—
Amortization of debt issuance costs	2,117	—	—
Loss on sale of assets	275	—	—
Noncash impairment and other related charges	—	6,700	4,516
Changes in operating assets and liabilities:
Accounts receivable and unbilled services, net	2,100	5,989	(11,224)
Work in process, prepaid expenses and other	2,191	3,584	10,589
Accounts payable	(472)	2,789	(659)
Accrued expenses and other	(9,485)	5,488	2,306
Self-insurance reserves	(1,614)	437	1,841
Income taxes receivable	10,316	(6,466)	(7,578)
Deferred income taxes	(1,807)	2,014	(5,948)

Net cash provided by (used in) operating activities of continuing operations	8,921	(6,896)	20,021
Net cash provided by (used in) operating activities of discontinued operations	(1,228)	(6,966)	10,168

Net cash provided by (used in) operating activities	7,693	(13,862)	30,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(5,695)	(15,108)	(17,284)
Proceeds on sale of note receivable	3,500	—	—
Proceeds on sale of assets	604	—	—
Proceeds on sale of UK specialized staffing services business, net	26,844	—	—
Proceeds on sale of US specialized staffing services business, net	—	—	10,524
Proceeds on sale of US and European aviation and facility services businesses, net	—	—	172,723
Acquisitions of operations subsequently discontinued	—	—	(11,725)
Acquisition consideration paid, net of cash acquired	—	(12,901)	(12,508)
Transaction expenses paid on sale of discontinued operations	—	(7,080)	—

Net cash provided by (used in) investing activities	25,253	(35,089)	141,730

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under Credit Facility	(31,453)	38,401	(143,819)
Payment of debt issuance costs	(2,117)	(1,100)	—
Repurchases of AHL common stock	—	(2,335)	(17,665)
Proceeds from exercise of stock options	—	175	—

Net cash provided by (used in) financing activities	(33,570)	35,141	(161,484)

Effect of exchange rates on cash	(1,687)	701	(36)
Net increase (decrease) in cash and cash equivalents	(2,311)	(13,109)	10,399
Cash and cash equivalents at beginning of year	6,817	19,926	9,527

Cash and cash equivalents at end of year	$4,506	$6,817	$19,926

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,034	$9,494	$18,686
Cash paid (recovered) for income taxes, net	$(9,879)	$3,352	$2,656

Noncash investing and financing activities:
Notes received from the US specialized staffing business sale	$—	$—	$9,500
Contingent consideration accrued	$—	$—	$12,901

The accompanying notes are an integral part of these consolidated financial statements.

AHL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

ORGANIZATION AND BUSINESS

The continuing operations of AHL Services, Inc. (“AHL” or the “Company”), a Georgia corporation incorporated in March 1997, provide outsourced marketing support services in the United States and specialized staffing services in Germany. The Company’s marketing support service offerings include trade promotion and fulfillment services, consumer promotion and fulfillment services and retail merchandising. AHL’s specialized staffing services provide electricians, welders, plumbers, customer service representatives and industrial workers for clients throughout Germany.

BASIS OF PRESENTATION

On March 19, 2002, the Company sold its UK specialized staffing services business for $29.5 million in cash (see Note 4). On December 29, 2000, wholly-owned subsidiaries of AHL sold the stock in the Company’s subsidiaries, Argenbright Security, Inc. and The ADI Group Limited, AHL’s US and European aviation and facility services businesses. On October 13, 2000, AHL sold the assets of its US specialized staffing business to an investor group led by the former President of AHL’s Baltimore staffing operation. On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS.

Reported results from operations include the continuing marketing support services business and the German specialized staffing business. Results from operations for 2001 and 2000 also include the abandoned PIMMS store set-up business which ceased operations March 16, 2001. The results of the US and UK specialized staffing services businesses and the US and European aviation and facility services businesses have been presented as discontinued operations for all periods presented (see Note 4). The accompanying notes to the consolidated financial statements, except Note 4, relate only to the continuing operations of AHL.

CONTEMPLATED SALE, GOING CONCERN, LIQUIDITY AND MANAGEMENT PLANS

The Company entered into a proposed merger agreement with a newly-formed corporation owned by CGW Southeast Partners IV, L.P. (“CGW”), dated March 28, 2003, under which an affiliate of CGW will acquire control of the Company by purchasing all the outstanding shares of AHL not held by certain members of management and shareholders in exchange for $1.50 per share in cash. AHL will then merge with the CGW affiliate and AHL will be the surviving corporation (the “proposed merger”). The proposed merger, if completed, would constitute a going private transaction and would result in AHL no longer being publicly traded. Shares held by Mr. Perfall, AHL’s chief executive officer, Mr. Argenbright, AHL’s founder and Chairman, and one other shareholder (the “Continuing Shareholders”) will be converted into shares of the surviving corporation. The Continuing Shareholders will maintain an approximate 40% equity interest in AHL after the proposed merger. CGW will own the remaining interest of approximately 60%. The proposed merger is expected to be completed in the third quarter of fiscal year 2003. The proposed merger is subject to the approval of a majority of AHL’s shares as well as the approval of a majority of the shares not held by the Continuing Shareholders. It is also subject to CGW obtaining necessary financing and other customary closing conditions.

At December 31, 2002, the Company had outstanding bank borrowings of approximately $72.5 million. In connection with the proposed merger agreement, AHL obtained the consent of its senior lenders to a further extension of the maturity of its credit agreement, which was scheduled to expire on March 31, 2003. As extended, the credit agreement will expire on August 29, 2003, unless the transaction with CGW is cancelled, in which event it will expire on the date the transaction is cancelled. As a result, this debt is reflected as a current liability in the accompanying consolidated balance sheet.

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. As described in these consolidated financial statements, the Company’s $72.5 million in bank borrowings are due no later than August 29, 2003. The Company had a net working capital deficit of approximately $77.9 million at December 31, 2002 and has incurred recurring operating losses in recent years. Although management has entered into a proposed merger with an affiliate of CGW which, if executed as planned, will result in the retirement of a large portion of the debt and the recapitalization of the company, there can be no assurance that such transactions will close as contemplated. If the proposed merger is terminated, management believes, consistent with its past experience, that it will be able to negotiate with its lenders to extend the maturity of its debt and undertake additional efforts to raise capital and reduce costs. However, there can be no assurance that such negotiations, if required, will be successful. There also can be no assurance that the Company will be able to obtain any replacement credit facility or that other sources of liquidity will be available if the proposed merger is not completed and the Credit Facility is cancelled. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.	RESTATEMENT AND RECLASSIFICATION

The Company has restated and reclassified its financial statements for each of the two years ended December 31, 2001. Unaudited quarterly financial data for 2001, as shown in Note 13, have also been restated and reclassified. Except as otherwise stated herein, all information presented in the consolidated financial statements and related notes includes all such restatements and reclassifications.

The operating results, including impairment charges and related balance sheet accounts, of the Company’s German specialized staffing business have been reclassified from discontinued operations to continuing operations in the consolidated financial statements for all periods presented. Beginning in the third quarter of 2001 and continuing into the fourth quarter of 2002, these operations were being actively marketed for sale and were therefore presented in accordance with Accounting Principles Board (“APB”) Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” as discontinued operations. The reclassification to continuing operations was required as the Company ceased marketing the German operations in conjunction with the proposed merger.

In addition, management has determined that certain items of expense were incorrectly reported in its previously issued 2000 and 2001 financial statements. These items principally relate to the accounting for rent escalation clauses in leases, the computation of expense related to worker’s compensation exposures, the treatment of foreign exchange rate changes on intercompany borrowings, the recognition of liabilities and related expense related to restructuring and other charges. The most significant item relates to the determination of valuation allowances related to the Company’s net deferred tax asset. In 2001, at a time when the Company had incurred “significant cumulative losses” as defined by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, the Company recognized a net deferred tax asset. This amount should have been reserved for through the recognition of an additional valuation allowance. While management does not believe that these adjustments were material to the 2000 or 2001 financial statements, they are required under generally accepted accounting principles, and if left uncorrected, the impact on 2002 or thereafter could be material.

These restatements increased (decreased) previously reported results and earning (loss) per share as shown in the following table:

	2001	2000
	(In thousands)
Recognition of rent escalations	$(257)	$—
Worker’s compensation expense	(376)	(755)
Exchange rate changes on intercompany borrowings	(201)	(237)
Restructuring and other charges	594	—
Valuation allowance for income taxes	(1,474)	—

Net adjustment to net income (loss)	$(1,714)	$(992)

Net adjustment to basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.11)	$(0.06)

Net loss	$(0.11)	$(0.06)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of AHL and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR-END

The Company’s fiscal year-end is December 31. The Company’s US operations maintains its books by using a 52/53-week fiscal year ending on the last Friday in December. The Company’s US operation’s fiscal years ended on December 27, 2002, December 28, 2001 and December 29, 2000. Fiscal years 2002, 2001 and 2000 include 52 weeks. Management believes that the impact of the use of different year-ends is immaterial to the Company’s consolidated financial statements taken as a whole.

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

REVENUE RECOGNITION

AHL derives its marketing support services revenue primarily from three sources: (1) consumer promotion and fulfillment services, (2) trade promotion and fulfillment services and (3) retail merchandising services. Within consumer promotion and fulfillment services, the Company’s call centers recognize revenue based on the number of calls and agents assigned, according to written pricing agreements. The consumer and trade promotion and fulfillment services operations record revenue at the conclusion of the material selection, packaging and shipping process. The retail merchandising services operations recognize revenue as services are rendered, based on contracted hourly billing rates. In general, the Company recognizes revenues as programs are completed, services are rendered and/or as products are shipped in accordance with the terms of the contracts. Some of the contracts include postage and other items purchased by the Company as an agent on behalf of its client, who generally dictates all of the facets of the transaction, including the common carriers and level of postage class to be used. For these items, the Company records the net billings to its customers as revenue. The Company’s German specialized staffing services operations record revenue as services are rendered, based on contracted hourly billing rates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by management’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.

INTEREST ALLOCATION

The Company allocates interest expense to discontinued operations in accordance with EITF No. 87-24, which requires an allocation based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company. For fiscal years 2002, 2001 and 2000, interest expense of approximately $0.1 million, $1.0 million and $11.7 million, respectively, was allocated to discontinued operations.

UNBILLED SERVICES

Unbilled services represent revenues recorded on services rendered, programs completed, or product that has been shipped for which the customer has yet to be billed.

WORK IN PROCESS

Work in process consists of labor and material costs for fulfillment programs provided to customers that have not been completed. Work in process is recognized as a cost in future periods as the revenue is recognized.

REIMBURSABLE CUSTOMER EXPENSES

Reimbursable customer expenses consist of amounts billed to customers for freight and postage related to fulfillment services and travel expenses related to merchandising services.

ADVERTISING AND PROMOTION COSTS

Advertising and promotion costs are expensed as incurred. For fiscal years 2002, 2001 and 2000, these costs totaled $1.5 million, $1.9 million and $1.7 million, respectively.

PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2002	2001
	(In thousands)
Furniture and equipment	$28,619	$24,718
Computer software	9,967	8,801
Leasehold improvements	2,421	2,379

	41,007	35,898
Less accumulated depreciation	(16,799)	(11,074)

	$24,208	$24,824

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to ten years for furniture and equipment and three to five years for computer software. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the related leases. When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in income.

The Company accounts for internally developed software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 provides for the capitalization of certain internal software development costs and amortization over the life of the related software. Amounts capitalized during fiscal years 2002 and 2001 were $2.9 million and $5.2 million, respectively.

Depreciation and amortization expense related to property and equipment was $6.3 million, $13.4 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2001, depreciation and amortization expense included a write off of $6.4 million, consisting of $2.9 million for various equipment and leasehold improvements replaced during 2001 and $3.5 million for internally developed software replaced during 2001.

GOODWILL AND INTANGIBLES, NET

Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets purchased has been recorded in conjunction with several of the Company’s acquisitions. Intangibles consist of customer lists and are being amortized over 20 years.

In July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and a test for impairment of goodwill and intangibles with indefinite lives annually, unless events and circumstances indicate that the carrying amounts may not be recoverable.

Prior to the Company’s adoption of SFAS No. 142, it accounted for goodwill and intangible assets under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Under SFAS No. 121, the Company reviewed its long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets may not be recoverable. This evaluation entailed a comparison between the undiscounted cash flows expected to be generated over the remaining life of the long-lived assets to the carrying value of these assets. If the amount of the expected undiscounted cash flows exceeded the carrying amount of these long-lived assets, no impairment was deemed to exist. The Company utilized the most recent operating budgets and forecasts when performing this evaluation. During 2001, management committed to a plan to sell the German specialized staffing business. Accordingly, it applied the provisions of APB No. 30, which required that the German subsidiaries’ net assets be recorded at their estimated net realizable value, which is equal to the amount of estimated net proceeds on the sale of the business. In applying these provisions, AHL recorded impairment charges totaling $45.9 million on the German specialized staffing services business in the third and fourth quarters of 2001 and $4.2 million during the second quarter of 2002. In conjunction with the reclassification of the German net assets and operations to continuing operations, these impairment charges have been reflected as a reduction of goodwill and included in income from continuing operations during their respective periods.

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Utilizing the services of an independent third party valuation expert, AHL performed a valuation of goodwill relating to its marketing support services business utilizing a combination of discounted cash flows, the quoted market price of its common stock and a comparison to the value of comparable companies. Based on this analysis, as of January 1, 2002 the Company recorded an impairment charge in the amount of $20.7 million which is reflected as a cumulative change in accounting principle in the accompanying consolidated statements of operations. The Company’s marketing support services business completed its annual impairment analysis in the fourth quarter of 2002 and recorded an additional impairment charge in the amount of $45.1 million. The Company’s German specialized staffing business recognized an impairment charge of $4.2 million in the second quarter of 2002 resulting from the estimated loss on disposal of German operations in accordance with APB No. 30. The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001:

	Marketing support services	German specialized staffing services	Total
	(In thousands)
Balance as of December 31, 2000	$102,306	$79,741	$182,047
Additions	36	713	749
Amortization	(3,347)	(2,517)	(5,864)
Impairment charges	—	(45,864)	(45,864)
Effect of foreign currency exchange translation	—	(3,525)	(3,525)

Balance as of December 31, 2001	98,995	28,548	127,543
Cumulative effect of change in accounting principle	(20,723)	—	(20,723)

Balance as of January 1, 2002	78,272	28,548	106,820
Impairment losses	(45,041)	(4,236)	(49,277)
Effect of foreign currency exchange translation	—	4,505	4,505

	$33,231	$28,817	$62,048

The following table presents the impact of SFAS No. 142 on net income (loss) and basic and diluted net income (loss) per share had the standard been in effect for fiscal 2001 and 2000 (in thousands except per share information):

	2002	2001	2000
Reported net income (loss)	$(72,695)	$(116,637)	$3,369
Add: Goodwill amortization	—	5,864	3,942

Adjusted net income (loss)	$(72,695)	$(110,773)	$7,311

Basic and diluted net income (loss) per share:
Reported net income (loss)	$(4.77)	$(7.63)	$0.21
Add: Goodwill amortization	—	0.38	0.24

Adjusted net income (loss)	$(4.77)	$(7.25)	$0.45

Amortization expense for goodwill and intangibles totaled $0.3 million, $6.3 million and $7.9 million for fiscal 2002, 2001 and 2000, respectively. For fiscal years 2003-2007, amortization expense on intangible assets is estimated at $0.3 million annually.

EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share”, has been applied to all periods presented in these financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding and the dilutive effect, if any, of common stock equivalent shares issuable upon the conversion of stock options (using the treasury stock method). Because of the loss from continuing operations for the years presented, diluted earnings per share do not consider the incremental shares from assumed conversion of stock options granted. The number of potential shares of common stock excluded from the calculation of diluted shares was 38,000 and 92,000 for fiscal years ended December 31, 2001 and 2000, respectively. There is no such effect for 2002 as all options outstanding are out-of-the money.

STOCK-BASED COMPENSATION

The Company accounts for stock option grants using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for 2002, 2001 and 2000:

	Year ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net income (loss) as reported	$(72,695)	$(116,637)	$3,369
Pro forma effect of stock based compensation	(4,729)	(2,404)	(5,392)

Pro forma net income (loss)	$(77,424)	$(119,041)	$(2,023)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share as reported	$(4.77)	$(7.63)	$0.21

Pro forma earings (loss) per share	$(5.08)	$(7.79)	$(0.13)

The weighted average fair value of options granted was $0.92, $4.30 and $4.45 for fiscal years 2002, 2001 and 2000, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000
Risk-free interest rate	4.00%	3.79%-4.85%	6.41%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	94.00%	88.00%	67.00%
Average expected life (years)	4.0	4.0	4.0
Forfeiture rate	5.00%	5.00%	5.00%

The pro forma effect on net income is not representative of the pro forma effect on net income in future years because the options vest over several years and additional awards may be made in the future.

FOREIGN CURRENCY TRANSLATION AND EXPOSURE

In the accompanying consolidated balance sheets, all asset and liability accounts of foreign subsidiaries are translated into US dollars at the rate of exchange in effect at the balance sheet date. Shareholders’ equity is translated at historical rates. All income statement accounts of foreign subsidiaries are translated at average exchange rates during the year. Resulting translation adjustments arising from these translations are charged or credited directly to accumulated other comprehensive income. Gains or losses on foreign currency transactions are included in income as incurred. Approximately $1.5 million relating to a gain on the translation of intercompany balances is recorded as other income for fiscal 2002 in the accompanying consolidated income statements. For fiscal 2001 and 2000, approximately $0.2 million was recorded in each year relating to a loss on the translation of intercompany balances. The denomination of foreign subsidiaries’ account balances in their local currencies exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. The Company does not engage in other purchased hedging transactions to reduce any remaining exposure to fluctuations in foreign currency exchange rates.

OTHER COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. For the Company, the difference between reported net income (loss) and comprehensive income (loss) is due to foreign currency translation adjustments. Tax effects of the components of other comprehensive income or loss are not considered material for any periods presented.

SHARE REPURCHASE

The Company initiated a share repurchase program in fiscal 2000 under the provisions of its credit agreement, which allowed for a total share repurchase of up to $20 million. The Company repurchased 1,960,000 shares in 2000 for $17.7 million, and completed the program with an additional 260,000 shares repurchased in 2001 for $2.3 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of the fair value, or the amount at which the instrument could be exchanged in a current transaction between willing parties, of certain financial instruments. Because of the Company’s current liquidity situation and the proposed merger, it is not practicable for the Company to estimate the fair value of the $72.5 million of borrowings outstanding under the Credit Facility. Cash and cash equivalents, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, which was effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 provide accounting models for impairment of long-lived assets and discontinued operations. The Company’s adoption of SFAS No. 144 has not had a material effect on the Company’s financial position or operating results.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires the costs to be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. AHL is required to adopt SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a material impact on the Company’s results of operations or financial condition.

In November 2002, the FASB issued Financial Interpretation Number (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. The Company is currently evaluating the impact of FIN 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure—an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based compensation”, to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue the use of the intrinsic value method for the fiscal year ending December 31, 2002 but has adopted the prominent disclosure provisions.

4.	DIVESTITURES AND ABANDONMENTS

On March 19, 2002, AHL sold its UK specialized staffing services business for $29.5 million in cash. Net of transaction costs of $2.7 million, the sale yielded $26.8 million of proceeds, which were used to reduce outstanding debt. AHL recorded a charge of $9.4 million in the fourth quarter of 2001 to reduce the net assets of the UK business to their net realizable value. The remaining net assets of discontinued operations of $1.5 million at December 31, 2002 include approximately $0.9 million for an income tax refund receivable and $1.1 million of an escrow relating to the sale proceeds, net of $0.5 million of accrued liabilities relating primarily to the remaining lease costs associated with the vacated UK administrative offices.

On December 29, 2000, AHL sold its US and European aviation and facility services businesses for $185 million in cash to Securicor plc. (“Securicor”), a business services company headquartered in the United Kingdom. The sale resulted in a gain of $50.0 million, net of taxes of $30.1 million, on a net book value of assets and liabilities of $82.7 million, less disposal and transaction costs of $12.2 million and less a reserve for the possible downward purchase price adjustment of $10.0 million. Net after-tax proceeds were used to reduce debt.

The sales price for the US and European aviation and facilities services businesses was subject to post-closing adjustments based upon the 2001 actual performance of the businesses and a reconciliation of actual closing-date working capital to a target level of working capital.

On April 12, 2002, AHL entered into a definitive settlement agreement with Securicor pursuant to which AHL agreed to pay Securicor $13.0 million with respect to the amount of the adjustments to the purchase price. Securicor also released the Company from all pending and potential indemnity claims related to the sale of the US and European aviation and facility services businesses. In connection with the settlement, AHL agreed to pay Mr. Frank Argenbright, the Chairman of AHL’s board of directors, $5.0 million to induce him to release certain claims he had asserted against Securicor in connection with his employment by Securicor. Securicor conditioned its agreement to the settlement upon a release of such claims.

AHL’s obligation to pay Securicor the $13.0 million settlement payment is evidenced by two secured, subordinated promissory notes in the amounts of $10.0 million and $3.0 million. The Company’s obligation to pay the $13.0 million settlement payment matures in two installments. The first installment, in the amount of $9.0 million, matures on April 12, 2003; the remaining installment of $4.0 million matures on October 12, 2003. AHL may prepay the notes at any time without premium or penalty. The notes are secured by a second lien on substantially all of the Company’s assets. AHL’s obligation to pay the settlement amount, and the lien securing its obligation, is subordinate to its obligation to pay all amounts outstanding or due pursuant to its existing Credit Facility (the “Credit Facility”) and any substitute or replacement senior secured bank credit arrangement. The notes bear interest at a rate of 7% per annum. Interest on the notes will accrue and be added to the principal until the Company repays or refinances the amounts outstanding under its Credit Facility, at which time interest on the notes will be payable quarterly. AHL’s obligation to pay Mr. Argenbright $5.0 million is unsecured and does not bear interest. The obligation matures on October 12, 2003. However, the Company is not permitted to pay Mr. Argenbright the principal amount of the obligations prior to its repayment in full of all amounts outstanding under the Credit Facility and the termination of the Credit Facility and its payment in full of all amounts owing to Securicor. In the fourth quarter of 2001, the Company recorded an additional reserve of $5.2 million to accrue to the final settlement which was then the subject of an agreement in principle with Securicor. In 2001 AHL also expensed $4.3 million for various costs related to the sale, including $2.0 million paid to Mr. Argenbright in satisfaction and termination of his performance bonus agreement, $1.0 million in estimated legal fees and $1.3 million in working capital adjustments. AHL recorded a tax benefit of ($1.0) million.

On October 13, 2000, AHL sold the assets of its US specialized staffing business to an investor group led by the former President of AHL’s Baltimore staffing operation for $22.5 million, which included notes receivable from the purchaser of $9.5 million, resulting in a loss of $1.7 million, net of tax benefit of ($1.2) million. Due to the economic downturn affecting the US specialized staffing industry, in 2001 the Company adjusted the net carrying value of the notes receivable balance to $5.0 million, taking an additional charge of $3.7 million recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations. In 2002, the notes receivable were sold for $3.5 million, resulting in an additional $1.5 million loss recorded as other expense in the second quarter.

In accordance with the provisions of APB No. 30, the Company has reflected the results of its US and European aviation and facility services businesses and its US and UK specialized staffing businesses as discontinued operations in the accompanying consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of these operations segregated from the assets and liabilities of continuing operations, and the earnings of these businesses segregated from the results of continuing operations.

It is the Company’s policy to allocate interest expense to discontinued operations in accordance with EITF 87-24, which generally requires an allocation based on the net assets of the discontinued operations relative to the total net assets plus debt of the consolidated company. Interest allocated to discontinued operations was $0.1 million, $1.0 million and $11.7 million for fiscal 2002, 2001 and 2000, respectively. Income (loss) from discontinued operations of $0.1 million, ($17.8) million and $49.9 million for fiscal 2002, 2001 and 2000 respectively, are net of income tax provision (benefit) of ($2.0) million, ($0.1) million and $29.4 million, for fiscal 2002, 2001 and 2000, respectively.

On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. A comprehensive strategic review of the unprofitable store set-up business indicated that the business did not meet criteria for continued investment. The store set-up business had become more project-driven than anticipated with increasing surge capacity requirements and difficulties in forecasting utilization rates. To become a profitable business would have required significant additional investment to develop geographic density and maintain a national infrastructure. As a result of this decision to abandon the PIMMS business, the Company recorded a $60.1 million impairment of goodwill. AHL completed the closing of the PIMMS business unit on March 16, 2001. The results of the PIMMS business are reflected within continuing operations from the date of acquisition, April 30, 1999, through the closing date in the accompanying consolidated financial statements.

5.	RESTRUCTURING CHARGES

Due to the difficult economic environment, the Company performed a strategic review of marketing support services operations and recorded restructuring charges to operations of $7.9 million during the third and fourth quarters of 2001. Restructuring charges to operating expenses totaled $4.6 million and consisted of $4.2 million for the estimated costs of buying out unattractive or redundant leases and $0.4 million for severance for 66 employees. Restructuring charges to corporate general and administrative expenses totaled $3.3 million and included lease charges incurred in conjunction with the closing of the Atlanta corporate offices of $0.8 million and $2.5 million for severance for twelve employees.

On December 28, 2000, AHL made the decision to abandon operations of its store set-up business unit, formerly called PIMMS. As a result of this decision, the Company recorded restructuring charges of $2.8 million in fiscal 2000 related to the abandonment, including severance costs of $2.0 million and the accrual for lease termination costs for the PIMMS facility of $0.8 million. The Company completed the closing of the PIMMS business unit on March 16, 2001, and recorded a final charge for the related severance expense for 188 employees of approximately $2.5 million in 2001.

During 2002, the favorable settlements on facility and lease terminations resulted in a reversal of $0.9 million of the reserve.

The restructuring charges are recorded in accordance with EITF No. 94-3, “Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The following table summarizes the activity in the restructuring liability accounts for the years ended December 31, 2002 and 2001:

	Balance at beginning of year	Charged to costs and expenses	Amounts Paid	Adjustment	Balance at end of year
	(In thousands)
Year ended December 31, 2001
Severance and related personnel expenses	$819	$5,379	$(4,384)	$—	$1,814
Lease termination costs	833	5,022	(1,494)	—	4,361

Total	$1,652	$10,401	$(5,878)	$—	$6,175

Year ended December 31, 2002
Severance and related personnel expenses	$1,814	$—	$(1,903)	$120	$31
Lease termination costs	4,361	—	(2,025)	(900)	1,436

Total	$6,175	$—	$(3,928)	$(780)	$1,467

Management believes that the remaining reserves for restructuring are adequate to complete its plan. The restructuring reserves are included in accrued expenses.

6.	INCOME TAXES

The income tax provision (benefit) attributable to continuing operations consists of the following:

	Year ended December 31,
	2002	2001	2000
	(In thousands)
Current:
Federal	$—	$(6,552)	$(22,174)
State	489	310	(3,146)
Foreign	(2,600)	279	2,396

	(2,111)	(5,963)	(22,924)

Deferred:
United States	—	1,970	(6,425)
Foreign	(1,701)	(47)	395

	(1,701)	1,923	(6,030)

Total	$(3,812)	$(4,040)	$(28,954)

For the years ended December 31, 2002, 2001 and 2000, income tax provision (benefit) of ($2.0) million, ($0.1) million and $29.4 million has been allocated to discontinued operations.

The reconciliation of the federal statutory rate to the Company’s effective tax provision attributable to continuing operations is as follows:

	Year ended December 31,
	2002	2001	2000
Statutory federal tax rate	(35.0%)	(35.0%)	(35.0%)
State income taxes, net of federal benefit	0.3	0.4	(2.6)
Permanent items	(0.9)	(0.8)	(0.2)
Other	(0.6)	(0.6)	(0.6)
Valuation allowance	29.4	32.1	—

Total	(6.8%)	(3.9%)	(38.4%)

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Settlement obligation	$—	$6,230
Allowance for doubtful accounts	1,596	2,915
Notes receivable reserves	—	1,755
Self-insurance reserves	675	1,160
Accruals	1,048	4,168
Book amortization in excess of tax	12,593	—
General business and foreign tax credits	11,581	3,856
Net operating losses	36,796	—
Other	182	3,856

	64,471	23,940
Valuation allowance	(62,197)	(15,204)

	2,274	8,736
Deferred tax liabilities:
Tax depreciation in excess of book	(2,274)	(1,353)
Tax amortization in excess of book	—	(9,084)

	(2,274)	(10,437)

Net deferred tax liabilities	$—	$(1,701)

The Company has established a valuation allowance of $62.2 million and $15.2 million at December 31, 2002 and 2001, respectively, to reserve for 100% of the net deferred tax assets in 2002 and 2001, resulting in a consolidated net deferred tax liability for 2001. The valuation allowance was established due to the uncertainty regarding the realization of these assets.

As a result of passage of the Job Creation and Worker Assistance Act of 2002, at December 31, 2002, the Company has federal general business credit carryforwards available of approximately $2.1 million, which begin to expire in 2018, and foreign tax credit carryforwards available of approximately $9.5 million, which expire in 2006. The Company also has net operating loss carryforwards available of approximately $94.3 million, which expire in 2022. The utilization of these carryforwards is dependent upon the Company’s ability to generate sufficient taxable income and/or foreign source income during the carryforward periods, and are subject to limitations imposed under Section 382 of the Internal Revenue Code.

7.	DEBT

Debt consists of the following:

	December 31,
	2002	2001
	(In thousands)
Credit Facility, interest at prime or LIBOR plus the applicable margins (composite 11.1% at December 31, 2002)	$72,534	$103,914
Equipment notes payable	162	235

	72,696	104,149
Less current portion	72,696	27,035

	$—	$77,114

The Company obtains its working capital from borrowings pursuant to a Credit Facility with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. The Company’s borrowings under the Credit Facility are secured by a lien on substantially all of its assets and the assets of its operating subsidiaries.

The Company was not in compliance with certain of its covenants as of December 31, 2001, and received a waiver from its bank group with respect to the non-compliance with these covenants for the periods of November 9, 2001 through April 15, 2002. On April 12, 2002, AHL reached an agreement with its banks to amend the facility. The amendment eliminated the defaults, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount the Company is permitted to borrow, increased the interest rates on the Credit Facility and modified the financial covenants. Under the amended agreement, at April 12, 2002, the Company was permitted to borrow up to $89.3 million. The Company subsequently entered into additional amendments to the Credit Facility. Under the amendments, AHL is permitted to borrow up to $82.0 million. On March 28, 2003, in connection with the proposed merger, AHL obtained the consent of its senior secured lenders to further extend the maturity date under its credit agreement, which was scheduled to expire on March 31, 2003. As extended, the Credit Facility will expire on August 29, 2003, unless the proposed merger with CGW is cancelled, in which event it will expire on the date the proposed merger is cancelled.

Under the Credit Facility, AHL is required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. The Company has monthly targets for each financial covenant that it must meet. If the Company fails to comply with the covenants, it will be in default. Upon the occurrence of a default, unless the lenders grant a further waiver, the Company will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable. The Credit Facility also prohibits the Company from paying dividends to shareholders. The Company entered into subsequent amendments to its Credit Facility and has such satisfied all covenant requirements at December 31, 2002.

In connection with the proposed merger, CGW is expected to obtain new financing arrangements to fund AHL’s operations following the proposed merger. The existing Credit Facility will be repaid with proceeds from the new financing and then terminated. If the proposed merger is not consummated for any reason, the Credit Facility will expire on the date the proposed merger is cancelled. If the proposed merger is cancelled, management would attempt to negotiate with its lenders to extend the maturity of its debt and undertake additional efforts to raise capital and reduce costs. However, there can be no assurance that such negotiations, if required, will be successful. AHL also cannot provide assurance that it will be able to obtain any replacement credit facility or that other sources of liquidity will be available to AHL if the proposed merger is not completed and its Credit Facility is cancelled.

At December 31, 2002, $72.5 million was outstanding, (with approximately $25.9 million denominated in Euros) and $2.1 million was utilized under standby letters of credit.

Of the $72.5 million in aggregate commitments, the US dollar equivalent of $25.9 million is available in certain foreign currencies. At December 31, 2002, the interest rate under the Credit Facility is based, at the Company’s option, upon LIBOR plus an applicable margin, the domestic base rate plus an applicable margin (in the case of United States dollar borrowings) or the foreign base rate plus an applicable margin (in the case of borrowings denominated in pounds sterling or Euros/German marks). The domestic base rate is the greater of the rate publicly announced by Wachovia National Bank as its prime rate or the federal funds rate plus 50 basis points. The foreign base rate is the domestic prime rate. The applicable margin for LIBOR borrowings is based on a matrix ranging from 137.5 basis points to 212.5 basis points, based on the ratio of the Company’s most recently reported total indebtedness to pro forma adjusted EBITDA.

8.	STOCK-BASED COMPENSATION

In October 1996, the Company issued nonqualified stock options to purchase 107,500 shares of common stock at $4.64 per share to a former officer. The options became exercisable upon grant. Pursuant to the former officer’s severance agreement, these options will expire December 2004.

In December 1996 and February 1997, the Company issued nonqualified stock options to purchase 591,250 and 16,250 shares of common stock, respectively, to three former officers. At December 31, 2002, a total of 222,500 of these options, with an exercise price of $10.00 per share, are exercisable and remain outstanding. These options expire December 2004.

STOCK OPTION PLAN

The Company’s stock option plan (the “Plan”) provides for the award of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees and independent directors of the Company. In February 1997, the Company reserved 385,000 shares of common stock for issuance under the Plan. The Company expanded the Plan in May 1998 by approving the reservation of 3,115,000 additional shares. In October 2001, the Company reserved an additional 1,000,000 shares for issuance under the Plan. As of December 31, 2002, 1,919,050 options to purchase common stock were reserved under the Plan. The Plan is administered by the compensation committee of the board of directors. The purchase price of common stock upon grant of stock options must not be less than the fair market value of the common stock on the date of grant. The maximum term of any stock option is 10 years. The aggregate fair market value on the date of the grant of the stock for which stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Options are exercisable over a period of time in accordance with the terms of option agreements entered into at the time of grant. Options granted under the Plan are generally nontransferable by the optionee and, unless otherwise determined by the compensation committee, must be exercised by the optionee during the period of the optionee’s employment or service with the Company.

During 2001, the Company filed a tender offer statement whereby certain employees were offered the opportunity to exchange their existing options to purchase shares of common stock as granted under the Plan for new options to be granted under the Plan on or after July 1, 2002. The number of shares granted to employees was equal to the number of shares exchanged by the option holder. The exercise price of the new option was equal to the closing sale price of common stock as reported on the replacement grant date, or $5.00, whichever was greater. Under this program, options for the purchase of 185,000 shares of common stock were issued at an exercise price of $5.00 per share on July 10, 2002. Directors and Officers of the Company at the time of the filing of the tender offer were not eligible to participate in the exchange.

STOCK OPTION SUMMARY

The following is a summary of the Company’s stock option information:

	Options	Weighted average exercise price
Balance at December 31, 1999	3,500,850	$19.75
Granted	787,500	$7.93
Exercised	—	$—
Canceled	(694,500)	$24.31

Balance at December 31, 2000	3,593,850	$16.26
Granted	1,758,000	$6.61
Exercised	(17,500)	$10.00
Canceled	(2,186,551)	$19.42

Balance at December 31, 2001	3,147,799	$7.26
Granted	510,000	$5.00
Exercised	—	$—
Canceled	(797,799)	$13.21

Balance at December 31, 2002	2,860,000	$7.12

Exercisable at December 31, 2002	1,420,000	$8.50

Exercisable at December 31, 2001	1,386,674	$10.54

Exercisable at December 31, 2000	1,698,225	$15.67

Summary information about the Company’s stock options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted-average contractual life remaining	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$ 4.64 - $ 5.00	617,500	8.34	$4.94	126,250	$4.69
$ 6.34 - $ 6.88	1,740,000	8.56	$6.43	903,750	$6.50
$ 7.91 - $ 8.81	205,000	7.99	$8.24	103,750	$8.24
$ 9.06 - $10.00	227,500	4.01	$9.98	225,000	$9.99
$25.38 - $33.75	70,000	6.16	$31.06	61,250	$31.45

	2,860,000			1,420,000

9.	EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

The Company adopted, effective July 29, 1997, an employee stock purchase plan. Effective April 1, 1999 the plan was amended and restated. The plan permits employees to purchase shares of common stock at a price equal to 90% of the purchase price on the date of purchase. The Company has historically purchased such shares of common stock on the open market.

DEFERRED COMPENSATION PLAN

The Company has a nonqualified deferred compensation plan covering management and highly compensated employees. The plan allows participants to defer a portion of their annual compensation, with a minimum requirement of $1,000 but not to exceed 35% of compensation, to the plan. The plan allows the Company to make discretionary matching contributions to the plan; employees vest ratably over five years on all matching contributions. Employees may elect to have deferrals made to either a retirement, education or fixed plan account. The Company has never made a matching contribution to this plan. Approximately $332,000 and $353,000 related to this plan is included in other non current assets, with the related liability in other non current liabilities at December 31, 2002 and 2001, respectively, in the accompanying consolidated balance sheets.

In conjunction with the Company’s acquisition of Gage Marketing Services in 1998, the Company also acquired the liabilities related to its deferred compensation plan. As of December 31, 2002, only two employees remain covered under this plan. Approximately $133,000 and $185,000 is included in other non current liabilities at December 31, 2002 and 2001, respectively, in the accompanying consolidated balance sheets.

401(K) PLAN

The Company has a 401(k) plan offered to all employees who meet the age and service requirements. New employees may participate in the plan after three months of employment. The plan requires the Company to match a certain percentage of the amounts contributed by the employees. Employees are eligible for the Company match after one year of employment. The Company expensed $468,000, $840,000 and $764,000 for the employer match for the years ended December 31, 2002, 2001 and 2000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office and warehouse space and equipment under lease agreements expiring through October 2016. Rental expense under these operating leases was $13.6 million, $13.1 million and $11.7 million in fiscal 2002, 2001 and 2000, respectively.

The lease on the former executive headquarters in Atlanta, Georgia expires June 2003; effective March 2002, the Company negotiated a sublease with a third party for the lease term. At December 31, 2002, AHL had reserved $35,000 for the lease costs on the remaining term of the lease. Funds received for the sublease of the headquarters in 2003 will be used to reduce rent expense for the period.

Future minimum lease payments for noncancelable leases were as follows at December 31, 2002:

(In thousands)
2003	$13,359
2004	10,182
2005	6,240
2006	4,449
2007	4,503
Thereafter	33,740

$72,473

INSURANCE

The Company participates in partially self-insured, high-deductible workers’ compensation and auto insurance plans for its US operations. Exposure is limited per occurrence ($250,000 for workers’ compensation and auto liability claims) and in the aggregate. In addition, the Company is partially self-insured for health claims for certain US employees. Reserves are estimated for both reported and unreported claims. Revisions to estimated reserves are recorded in the periods in which they become known. Estimated self-insurance reserves for workers’ compensation and auto liability claims as of December 31, 2002 and 2001, totaling $1.7 million and $3.0 million, respectively, represent management’s best estimate. While there can be no assurance that actual future claims will not exceed the amount of the Company’s reserves, in the opinion of the Company’s management, any future adjustments to estimated reserves included in the accompanying consolidated balance sheets will not have a material impact on the consolidated financial statements.

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

CONTRACTUAL COSTS ASSOCIATED WITH PROPOSED MERGER

In connection with the proposed merger, the Company entered into a conditional amendment, dated March 28, 2003, to its chief executive officer’s employment agreement. According to the conditional amendment, if the proposed merger is consummated, the chief executive officer will be entitled to receive 1,900,000 restricted shares of AHL’s newly-created Series B participating preferred stock in lieu of the lump-sum cash payment of $2,500,000 which would be due to the officer upon a change in control of AHL.

The Company entered into an employment agreement with its chief financial officer on April 1, 2002 which, upon a change of control before April 1, 2004, provides for a lump-sum payment of $500,000, which would be reduced to $250,000 if a change of control occurs after this date.

In addition to these costs, the Company has contracted for and expects to incur other customary costs associated with the proposed merger, such as financial adviser and fairness valuation services.

11.	RELATED-PARTY TRANSACTIONS

In connection with the Company’s settlement agreement with Securicor over the sale of its US and European aviation and facility services businesses, Securicor required that AHL pay $5 million to AHL’s Chairman of the board of directors, Frank Argenbright Jr., to induce him to release certain claims he had asserted against Securicor in connection with his employment by Securicor. Securicor conditioned its agreement to the settlement upon a release of such claims. The payment is due October 12, 2003. In addition, upon the cessation of Mr. Argenbright’s employment with AHL in 2001, the Company paid $2.0 million to Mr. Argenbright in satisfaction and termination of his performance bonus agreement. In September 2001, in connection with the satisfaction and termination of the Performance Bonus Program approved by AHL’s shareholders in May 2001, AHL agreed to guarantee up to $10,000,000 of Mr. Argenbright’s personal debt for a period of three years from the date of the sale of AHL’s European staffing business or such earlier time as allowed by the Company’s Credit Facility with such guaranty subject to approval by the holders of the Credit Facility. In connection with the proposed merger, the Company entered into an agreement with Mr. Argenbright, dated March 28, 2003, pursuant to which it may elect to terminate its obligation to guarantee Mr. Argenbright’s personal indebtedness at any time in return for a payment to Mr. Argenbright of $2,000,000.

Effective September 2002, AHL entered into an agreement with a third party and Air Serv Corporation, (“Air Serv), a corporation owned by Mr. Argenbright and another director of AHL, to sublet its courtside suite at the Philips Arena through the remaining lease term of August 2004. Air Serv and the third party have agreed to pay 50% of the remaining lease payments under the lease agreement, or approximately $108,000, in exchange for 100% access to the suite. These payments will reduce AHL’s future lease expense.

At December 31, 2002, AHL holds a receivable from Mr. Argenbright for approximately $24,000 relating to employee wages and benefits paid by AHL, on Mr. Argenbright’s behalf, to an employee who, in 2001, was working jointly for AHL and Mr. Argenbright personally. The receivable is included in accounts receivable in the accompanying consolidated balance sheets.

In the normal course of business, the Company records revenues from a customer that is controlled by a former member of the board of directors of the Company. Approximately $480,000 and $189,000 were due from this customer as of December 31, 2002 and 2001, respectively, and revenues recognized from this customer for the years ended December 31, 2002, 2001 and 2000, totaled $1.1 million, $0.7 million and $1.4 million, respectively.

12.	SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its senior management team. The Company’s business is organized into two distinct operating segments, which have separate management structures, which then report to the Company’s senior level executives. A brief summary of these segments is as follows:

•	Marketing support services include consumer and trade promotion and fulfillment and retail merchandising;

•	German specialized staffing services provide electricians, welders, plumbers, customer service representatives, and industrial workers for clients.

The Company’s corporate offices provide executive management functions such as treasury, finance and legal, which are not included in the operating segments’ measure of operating income.

The following table presents information regarding the Company’s operating segments:

	2002	2001	2000
	(In thousands)
Revenues:
Marketing support services	$127,631	$141,329	$193,323
German specialized staffing services	136,944	135,499	129,273

	$264,575	$276,828	$322,596

Operating income (loss):
Marketing support services	$7,093	$(23,444)	$(2,531)
German specialized staffing services	1,827	(8,181)	8,541
Corporate general and administrative	(3,138)	(14,944)	(7,514)
Impairment charges	(49,277)	(45,864)	(60,171)
PIMMS abandonment costs	—	(2,523)	(6,547)

	$(43,495)	$(94,956)	$(68,222)

Assets:
Marketing support services	$94,500	$162,934	$190,168
German specialized staffing services	53,482	55,298	109,781
Corporate and other	859	15,782	13,756
Discontinued operations	1,461	30,796	42,546

	$150,302	$264,810	$356,251

Depreciation and amortization expense:
Marketing support services	$5,365	$12,405	$9,195
German specialized staffing services	1,233	4,541	2,836
Corporate and other	11	2,757	515

	$6,609	$19,703	$12,546

Capital expenditures including acquisitions:
Marketing support services	$4,435	$10,557	$10,638
German specialized staffing services	1,260	2,588	2,432
Discontinued operations	—	1,963	4,214

	$5,695	$15,108	$17,284

The following table presents information regarding the Company’s different geographic regions:

	2002	2001	2000
	(In thousands)
Revenues:
North America	$127,631	$141,329	$193,323
Germany	136,944	135,499	129,273

	$264,575	$276,828	$322,596

Assets:
North America	$95,359	$178,716	$203,924
Germany	53,482	55,298	109,781
Discontinued operations	1,461	30,796	42,546

	$150,302	$264,810	$356,251

CONCENTRATION OF CREDIT RISK

During the years ended December 31, 2002 and 2001, the Company had one customer that accounted for 13% and 12%, respectively, of consolidated revenues. For the year ended December 31, 2000, there were no individual customers that accounted for more than 10% of the Company’s revenues from continuing operations. At December 31, 2002 and 2001, there was approximately $2.1 million and $2.9 million, respectively, outstanding from this customer.

13.	QUARTERLY RESULTS AND SEASONALITY

The following table sets forth summary unaudited information on a quarterly basis for the Company. Amounts for all periods reflect the UK specialized staffing services business and the US and European aviation and facility services businesses as discontinued operations.

	2002 Quarter Ended
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share information)
Revenues	$59,489	$65,280	$71,240	$68,566
Gross margin	$26,418	$28,175	$32,108	$28,907
Income (loss) from continuing operations (4)	$(2,678)	$(8,248)	$2,004	$(43,164)
Income (loss) from discontinued operations	$(641)	$113	$(105)	$747
Cumulative effect of change in accounting principle (3)	$(20,723)	$—	$—	$—
Net income (loss)	$(24,042)	$(8,135)	$1,899	$(42,417)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations (4)	$(0.18)	$(0.54)	$0.13	$(2.83)
Income (loss) from discontinued operations	$(0.04)	$0.01	$(0.01)	$0.05
Cumulative effect of change in accounting principle (3)	$(1.36)	$—	$—	$—

Net income (loss)	$(1.58)	$(0.53)	$0.12	$(2.78)

	2001 Quarter Ended
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)(2)
	(In thousands, except per share information)
Revenues	$72,771	$67,389	$68,761	$67,907
Gross margin	$30,840	$28,923	$30,315	$27,673
Loss from continuing operations	$(2,215)	$(1,002)	$(61,951)	$(33,648)
Income (loss) from discontinued operations	$881	$67	$(8,666)	$(10,103)
Net loss	$(1,334)	$(935)	$(70,617)	$(43,751)

Basic and diluted income (loss) per share: (5)
Loss from continuing operations	$(0.15)	$(0.07)	$(4.06)	$(2.21)
Income (loss) from discontinued operations	$0.06	$0.01	$(0.57)	$(0.66)

Net loss	$(0.09)	$(0.06)	$(4.63)	$(2.87)

(1)	Amounts presented above, other than those for “Net income (loss)” and “Basic and diluted net income (loss) per share” differ from amounts previously reported on Forms 10-Q for the respective periods due to the reclassification of the results of operations of the German specialized staffing business from discontinued operations to continuing operations.
(2)	Net loss for the quarter and year ended December 31, 2001 has been adjusted to include approximately $1.7 million in charges arising from accounting errors in the calculation of certain reserves and foreign currency translation adjustments. See note 2 to the consolidated financial statements.
(3)	The cumulative effect of change in accounting policy reflects the Company’s adoption of SFAS No. 142 in the second quarter of 2002, effective January 1, 2002. As a result of this cumulative adoption, previously reported net loss and net loss per share for the first quarter of 2002 differ from the results presented in the table above.
(4)	Loss from continuing operations for the quarters ended June 30, 2002 and December 31, 2002 include impairment charges against goodwill of $4.2 million and $45.1 million, respectively.

(5)	The total of the four quarterly amounts for net earnings (loss) per share may not equal the net earnings (loss) per share for the year ended. Differences result from the use of a weighted average to compute the number of shares outstanding for each quarter and for the year.

14.	SUBSEQUENT EVENTS

On March 31, 2003, AHL announced that an affiliate (the “Purchaser”) of CGW Southeast Partners IV, L.P. (“CGW”), a private equity firm specializing in middle-market investments, and certain AHL officers, directors and shareholders (the “Continuing Shareholders”) have agreed to acquire the outstanding shares of AHL not already held by CGW and the Continuing Shareholders through a proposed merger of AHL and the Purchaser (the “proposed merger”). The proposed merger, if completed, would constitute a going private transaction and would result in AHL no longer being publicly traded and no longer filing annual, quarterly, and current reports with the SEC. In the proposed merger, holders of AHL’s common stock at the time of the proposed merger, other than Frank A. Argenbright, Jr., our Chairman, Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall, our chief executive officer, and Caledonia Investments plc, each of whom is a Continuing Shareholder, will receive $1.50 in cash for each share of AHL common stock held by such shareholder immediately prior to the proposed merger. Each share of AHL common stock held by the Continuing Shareholders will be converted into 1.5 shares of AHL’s newly-created Series B participating preferred stock. Following the transaction, the Continuing Shareholders will maintain an approximate 40% equity interest in AHL, and CGW will own the remaining equity interest of approximately 60%. The proposed merger is expected to be completed in the third quarter of fiscal year 2003. The transaction is subject to the approval by the holders of a majority of AHL’s outstanding common stock, as well as the approval of a majority of the shares of AHL common stock not held by the Continuing Shareholders. It is also subject to CGW obtaining necessary financing and other customary closing conditions.

In addition, in connection with the proposed merger, AHL obtained the consent of its senior secured lenders to further extend the maturity date under its credit agreement, which was scheduled to expire on March 31, 2003. As extended, the credit agreement will expire on August 29, 2003, unless the proposed merger is cancelled, in which event it will expire on the date the proposed merger is cancelled.

AHL SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

		Additions	Deductions
Classification	Balance at beginning of year	Charged to costs and expenses	Accounts written off	Amounts paid	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2000	$3,036	$15,958	$(15,083)	$—	$3,911

Year ended December 31, 2001	$3,911	$9,508	$(4,690)	$—	$8,729

Year ended December 31, 2002	$8,729	$1,793	$(5,969)	$—	$4,553

Restructure reserves:
Year ended December 31, 2000	$—	$2,864	$—	$(1,212)	$1,652

Year ended December 31, 2001	$1,652	$10,401	$—	$(5,878)	$6,175

Year ended December 31, 2002	$6,175	$—	$(780)	$(3,928)	$1,467

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2003.

AHL SERVICES, INC. (Registrant)

By:	/s/ A. CLAYTON PERFALL

Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2003.

Signature	Title

/s/ FRANK A. ARGENBRIGHT, JR. Frank A. Argenbright, Jr.	Chairman and Director

/s/ A. CLAYTON PERFALL A. Clayton Perfall	Chief Executive Officer and Director (Principal Executive Officer)

/s/ HEINZ STUBBLEFIELD Heinz Stubbblefield	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ JOHN W. WARD John W. Ward	Director

/s/ WYCK A. KNOX, JR. Wyck A. Knox, Jr.	Director

/s/ THOMAS V. BEARD Thomas V. Beard	Director

CERTIFICATIONS

I, A. Clayton Perfall, certify that:

1.	I have reviewed this annual report on Form 10-K of AHL Services, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ A. CLAYTON PERFALL
A. Clayton Perfall Chief Executive Officer

CERTIFICATIONS

I, Heinz Stubblefield, certify that:

1.	I have reviewed this annual report on Form 10-K of AHL Services, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ HEINZ STUBBLEFIELD
Heinz Stubblefield Chief Financial Officer