Form 10-Q
period 2003-03-31
AHL SERVICES INC
filed 2003-05-09
CIK 1030740

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[MARK ONE]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,246,792 shares on May 1, 2003.

AHL SERVICES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

AHL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS	(Unaudited )
Current assets:
Cash and cash equivalents	$3,716	$4,506
Accounts receivable	40,902	34,106
Unbilled services	4,771	5,147
Work in process	937	1,218
Reimbursable customer expenses	8,313	4,822
Prepaid expenses and other	6,394	5,610
Income taxes receivable	2,748	2,762
Net assets of discontinued operations	438	1,461

Total current assets	68,219	59,632

Property and equipment, net	24,170	24,208
Other assets	385	375
Intangibles, net	3,994	4,039
Goodwill	63,396	62,048

Total assets	$160,164	$150,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,587	$7,102
Accrued payroll and related benefits	20,730	18,117
Accrued expenses	19,299	14,322
Customer deposits	6,255	3,805
Current portion of self-insurance reserves	892	903
Current portion of settlement obligations	18,000	18,000
Current portion of debt	76,150	72,696

Total current liabilities	145,913	134,945

Self-insurance reserves, less current portion	1,424	1,385
Other non current liabilities	1,464	1,254

Total liabilities	148,801	137,584

Shareholders’ equity:
Common stock, $.01 par value: 17,427,392 shares issued; 15,246,792 shares outstanding	175	175
Preferred stock, no par value: no shares outstanding	—	—
Paid-in capital	177,011	177,011
Accumulated deficit	(143,610)	(141,813)
Foreign currency translation adjustment	(2,213)	(2,655)
Treasury stock at cost: 2,180,600 shares	(20,000)	(20,000)

Total shareholders’ equity	11,363	12,718

Total liabilities and shareholders’ equity	$160,164	$150,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues	$69,376	$59,489
Cost of services	37,488	33,071

Gross margin	31,888	26,418

Costs and expenses:
Operating	27,946	24,685
Corporate general and administrative	583	879
Depreciation and amortization	1,652	1,437

Operating income (loss)	1,707	(583)

Interest expense, net	2,775	2,095
Other expense, net	623	—

Loss from continuing operations before income taxes	(1,691)	(2,678)
Income tax provision	106	—

Loss from continuing operations	(1,797)	(2,678)

Loss from discontinued operations	—	(641)

Net loss before cumulative effect of change in accounting principle	(1,797)	(3,319)
Cumulative effect of change in accounting principle	—	(20,723)

Net loss	$(1,797)	$(24,042)

Basic and diluted loss per share:
Loss from continuing operations	$(0.12)	$(0.18)
Loss from discontinued operations	—	(0.04)
Cumulative effect of change in accounting principle	—	(1.36)

Net loss	$(0.12)	$(1.58)

Basic and diluted weighted average common shares	15,247	15,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,797)	$(24,042)
Less: Loss from discontinued operations	—	(641)
Loss from continuing operations before cumulative effect of change in accounting principle	(1,797)	(23,401)
Cumulative effect of change in accounting principle	—	20,723
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	1,652	1,437
Changes in operating assets and liabilities:
Accounts receivable and unbilled services, net	(5,663)	(891)
Work in process, prepaid expenses and other	(4,395)	(1,711)
Accounts payable	(2,554)	(3,532)
Accrued expenses and other current liabilities	9,227	4,419
Self-insurance reserves	28	15
Income taxes receivable	140	6,128

Net cash provided by (used in) operating activities of continuing operations	(3,362)	3,187
Net cash provided by operating activities of discontinued operations	1,018	471

Net cash provided by (used in) operating activities	(2,344)	3,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,427)	(2,623)
Proceeds on sale of UK specialized staffing services business, net	—	26,844

Net cash provided by (used in) investing activities	(1,427)	24,221

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under Credit Facility	2,926	(26,243)

Effect of exchange rates on cash	55	(408)

Net increase (decrease) in cash and cash equivalents	(790)	1,228
Cash and cash equivalents at beginning of period	4,506	6,817

Cash and cash equivalents at end of period	$3,716	$8,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

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

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein, except for the December 31, 2002 balance sheet, which was extracted from the audited financial statements of December 31, 2002, have been prepared by AHL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the year ending December 31, 2003. These unaudited consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reported results from operations include the marketing support services business and the German specialized staffing business. On March 19, 2002, the Company sold its UK specialized staffing services business for $29.5 million in cash. The results of the UK specialized staffing services business have been presented as discontinued operations for all periods presented. In accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for all periods presented, this presentation reflects the net assets of this operation segregated from the assets and liabilities of continuing operations, and the earnings of this business segregated from the results of continuing operations.

CONTEMPLATED SALE, GOING CONCERN, LIQUIDITY AND MANAGEMENT PLANS

On March 31, 2003, AHL announced a proposed merger with Huevos Holdings, Inc. (“Huevos Holdings”), a wholly owned subsidiary of CGW Southeast Partners IV, L.P. (“CGW”). On March 28, 2003, AHL entered into a merger agreement, as subsequently amended on May 8, 2003, pursuant to which Frank A Argenbright, Jr., AHL’s Chairman; certain affiliates of Mr. Argenbright; A. Clayton Perfall, AHL’s chief executive officer; Caledonia Investments plc (who are referred to collectively as the “Re-Investing Shareholders”) and Huevos Holdings agreed to acquire, through the proposed merger, the outstanding shares of AHL not already held by the group. The proposed merger, if consummated, would result in AHL no longer being a publicly traded company. In the proposed merger, holders of AHL common stock, other than the Re-Investing Shareholders, will receive $1.50 in cash for each share of AHL common stock held by such shareholder immediately prior to the proposed merger. Each share of AHL common stock held by the Re-Investing Shareholders will be converted into 1.5 shares of AHL’s newly created series B participating preferred stock. Huevos Holdings will own approximately 60% of the equity interest in AHL following the proposed merger. The remaining equity interests in AHL will be owned by the Re-Investing Shareholders and the senior lenders under AHL’s new credit facility.

The proposed merger is expected to be completed in the third quarter of 2003. The proposed merger is subject to the approval of a majority of the holders of a majority of the shares of AHL common stock outstanding as well as the approval of a majority of the shares of outstanding AHL common stock not held by the Re-Investing Shareholders. The proposed merger is subject to Huevos Holdings and CGW obtaining necessary financing and other customary closing conditions.

In connection with the proposed merger, AHL obtained the consent of its senior lenders to a further extension of the maturity of its credit agreement, which was scheduled to expire on March 31, 2003. As extended, the credit agreement will expire on August 29, 2003, unless the proposed merger is cancelled, in which event it will expire on the date the proposed merger is cancelled. As a result, the debt outstanding under the Credit Facility is reflected as a current liability in the accompanying condensed consolidated balance sheet.

The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern. As described in these condensed consolidated financial statements, the Company’s $76.2 million in bank borrowings are due no later than August 29, 2003. The Company had a net working capital deficit of approximately $77.7 million at March 31, 2003 and has incurred recurring operating losses in recent years. Although management has entered into a proposed merger with an affiliate of CGW which, if executed as planned, will result in the retirement of a large portion of the debt and the recapitalization of the company, there can be no assurance that such transactions will close as contemplated. If the proposed merger is terminated, management will attempt to negotiate with its lenders to extend the maturity of its debt and undertake additional efforts to raise capital and reduce costs. However, there can be no assurance that such negotiations, if required, will be successful. There also can be no assurance that the Company will be able to obtain any replacement credit facility or that other sources of liquidity will be available if the proposed merger is not completed and the Credit Facility is cancelled. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.	DIVESTITURES

On March 19, 2002, AHL sold its UK specialized staffing services business for $29.5 million in cash. Net of transaction costs of $2.7 million, the sale yielded $26.8 million of proceeds, which were used to reduce outstanding debt. The remaining net assets of discontinued operations of $0.4 million at March 31, 2003 include approximately $0.9 million for an income tax refund receivable, net of $0.5 million of accrued liabilities relating primarily to the remaining lease costs associated with the vacated UK administrative offices.

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

On April 12, 2002, AHL entered into a definitive settlement agreement with Securicor pursuant to which AHL agreed to pay Securicor $13.0 million with respect to the amount of the adjustments to the purchase price. Securicor also released the Company from all pending and potential indemnity claims related to the sale of the US and European aviation and facility services businesses, with limited exceptions. In connection with the settlement, AHL agreed to pay Mr. Frank Argenbright, the Chairman of AHL’s board of directors, $5.0 million to induce him to enter into the settlement agreement with Securicor. Mr. Argenbright entered into his settlement agreement with Securicor on April 12, 2002, simultaneously with AHL’s execution of its settlement agreement with Securicor. The agreement contained a release of the Company from certain claims asserted against the Company by Securicor and was conditioned upon a release by both the Company and Mr. Argenbright of certain claims against Securicor.

AHL’s obligation to pay Securicor the $13.0 million settlement payment is evidenced by two secured, subordinated promissory notes in the amounts of $10.0 million and $3.0 million. The Company’s obligation to pay the $13.0 million settlement payment matures in two installments. The first installment, in the amount of $9.0 million, matured on April 12, 2003. The remaining installment of $4.0 million matures on October 12, 2003. AHL may prepay the notes at any time without premium or penalty. The notes are secured by a second lien on substantially all of the Company’s assets. AHL’s obligation to pay the settlement amount, and the lien securing its obligation, is subordinate to its obligation to pay all amounts outstanding or due pursuant to its existing Credit Facility (the “Credit Facility”) and any substitute or replacement senior secured bank credit arrangement. AHL did not repay the $9.0 million installment of principal on the secured, subordinated promissory notes issued to Securicor that were due on April 12, 2003 because it had not repaid in full all amounts pursuant to the Credit Facility on such date. The notes bear interest at a rate of 7% per annum. Interest on the notes will accrue and be added to the principal until the Company repays or refinances the amounts outstanding under its Credit Facility, at which time interest on the notes will be payable quarterly. AHL’s obligation to pay Mr. Argenbright $5.0 million is unsecured and does not bear interest. The obligation matures on October 12, 2003. However, the Company is not permitted to pay Mr. Argenbright the principal amount of the obligations prior to its repayment in full of all amounts outstanding under the Credit Facility and the termination of the Credit Facility and its payment in full of all amounts owing to Securicor.

3.	GOODWILL AND INTANGIBLE ASSETS

In July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and a test for impairment of goodwill and intangibles with indefinite lives annually, unless events and circumstances indicate that the carrying amounts may not be recoverable.

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Using the services of an independent third party valuation expert, AHL performed a valuation of goodwill relating to its marketing support services business utilizing a combination of discounted cash flows, the quoted market price of its common stock and a comparison to the value of comparable companies. Based on this analysis, as of January 1, 2002 the Company recorded an impairment charge in the amount of $20.7 million, which is reflected as a cumulative change in accounting principle in the accompanying condensed consolidated statements of operations. The Company’s marketing support services business completed its annual impairment analysis in the fourth quarter of 2002 and recorded an additional impairment charge in the amount of $45.1 million. The Company’s German specialized staffing business recognized an impairment charge of $4.2 million in the second quarter of 2002 resulting from the estimated loss on disposal of German operations in accordance with APB No. 30.

Intangible asset amortization was $0.1 million for the three months ended March 31, 2003 and 2002.

4.	DEBT

The Company obtains its working capital from borrowings pursuant to a Credit Facility with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. The Company’s borrowings under the Credit Facility are secured by a lien on substantially all of its assets and the assets of its operating subsidiaries.

As of December 31, 2001, the Company was not in compliance with certain of its covenants, and received a waiver from its bank group with respect to non-compliance with these covenants through April 15, 2002. On April 12, 2002, AHL reached an agreement with its banks to amend the facility. The amendment eliminated the defaults, extended the maturity of the Credit Facility from April 15, 2002 to January 3, 2003, reduced the amount the Company was permitted to borrow, increased the interest rates on the Credit Facility and modified the financial covenants. The Company subsequently entered into additional amendments to the Credit Facility. Under the amendments, AHL is permitted to borrow up to $82.0 million. On March 28, 2003, in connection with the proposed merger, AHL obtained the consent of its senior secured lenders to further extend the maturity date under its credit agreement, which was scheduled to expire on March 31, 2003. As extended, the Credit Facility will expire on August 29, 2003, unless the proposed merger with CGW is cancelled, in which event it will expire on the date the proposed merger is cancelled.

Under the Credit Facility, AHL is required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. The Company has monthly targets for each financial covenant that it must meet. If the Company fails to comply with the covenants, it will be in default. Upon the occurrence of a default, unless the lenders grant a further waiver, the Company will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable. The Credit Facility also prohibits the Company from paying dividends to shareholders. The Company had satisfied all covenant requirements under the Credit Facility, as amended, at March 31, 2003.

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

Due to the difficult economic environment, the Company performed a strategic review of marketing support services operations and recorded restructuring charges to operations of $7.9 million during the third and fourth quarters of 2001. Restructuring charges to operating expenses totaled $4.6 million and consisted of $4.2 million for the estimated costs of buying out unattractive or redundant leases and $0.4 million for severance for 66 employees. Restructuring charges to corporate general and administrative expenses totaled $3.3 million and included $0.8 million of lease charges incurred in conjunction with the closing of the Atlanta corporate offices and $2.5 million for severance for twelve employees. During 2002, the favorable settlements on facility and lease terminations resulted in a reversal of $0.9 million of the reserve.

The restructuring charges are recorded in accordance with EITF No. 94-3, “Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The following table summarizes the activity in the restructuring liability accounts from December 31, 2002 to March 31, 2003:

	December 31, 2002	Amounts paid	March 31, 2003
	(In thousands)
Severance and related personnel expenses	$31	$(31)	$—
Lease termination costs	1,436	(365)	1,071

Total	$1,467	$(396)	$1,071

Management believes that the remaining reserves for restructuring are adequate to complete its plan. The restructuring reserves are included in accrued expenses.

6.	STOCK-BASED COMPENSATION

The Company accounts for stock option grants using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Net loss as reported	$(1,797)	$(24,042)
Pro forma effect of stock based compensation	(873)	(1,262)

Pro forma net loss	$(2,670)	$(25,304)

Basic and diluted loss per share:
Loss per share as reported	$(0.12)	$(1.58)

Pro forma loss per share	$(0.18)	$(1.66)

The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because the options vest over several years and additional awards may be made in the future.

7.	OTHER COMPREHENSIVE LOSS

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. For the Company, the difference between reported net loss and comprehensive loss is due to foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2003 and 2002 was $1.4 million and $24.7 million, respectively. Tax effects of the components of other comprehensive income or loss are not considered material for any periods presented.

8.	OTHER EXPENSE

Other expense for the three months ended March 31, 2003 includes approximately $1.1 million of expenses associated with the proposed merger, offset by a foreign currency gain of approximately $0.5 million arising from the translation of intercompany borrowings.

9.	EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share”, has been applied to all periods presented in these financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding and the dilutive effect, if any, of common stock equivalent shares issuable upon the conversion of stock options (using the treasury stock method). Because of the loss from continuing operations for the periods presented, diluted earnings per share do not consider the incremental shares from assumed conversion of stock options granted. For all periods presented, the options outstanding were out-of-the-money.

10.	COMMITMENTS AND CONTINGENCIES

Contractual Costs Associated with Proposed Merger

In connection with the proposed merger, the Company entered into a conditional amendment, dated March 28, 2003, to its chief executive officer’s employment agreement. According to the conditional amendment, if the proposed merger is consummated, the chief executive officer will be entitled to receive 1,900,000 restricted shares of AHL’s series B participating preferred stock in lieu of the $2.5 million lump-sum cash payment which would be due to the officer upon a change in control of AHL pursuant to the officer’s past employment agreement.

The Company entered into an employment agreement with its chief financial officer on April 1, 2002, which upon a change of control before April 1, 2004, provides for a lump-sum payment of $500,000, which would be reduced to $250,000 if a change of control occurs after this date.

In addition to these costs, the Company has contracted for and expects to incur other customary costs associated with the proposed merger transaction such as financial advisor and fairness valuation services.

Related Party Transactions

In September 2001, in connection with the satisfaction and termination of the Performance Bonus Program approved by AHL’s shareholders in May 2001, AHL agreed to guarantee up to $10,000,000 of the Chairman of our Board’s personal debt for a period of three years from the date of the sale of AHL’s European staffing business or such earlier time as allowed by the Company’s Credit Facility with such guaranty subject to approval by the holders of the Credit Facility. In connection with the proposed merger, AHL entered into an agreement with the Chairman, dated March 28, 2003, pursuant to which it may elect to terminate its obligation to guarantee Mr. Argenbright’s personal indebtedness at any time in return for a payment to Mr. Argenbright of $2,000,000.

11.	SEGMENT REPORTING

Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its senior management team. The Company’s business is organized into two distinct operating segments, which have separate management structures, which then report to the Company’s senior level executives. A brief summary of these segments is as follows:

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

The following table presents information regarding the Company’s operating segments:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Revenues:
Marketing support services	$32,050	$32,216
German specialized staffing services	37,326	27,273

	$69,376	$59,489

Operating income (loss):
Marketing support services	$1,224	$1,098
German specialized staffing services	1,066	(802)
Corporate general and administrative	(583)	(879)

	$1,707	$(583)

Assets:
Marketing support services	$99,567	$167,134
German specialized staffing services	59,611	52,628
Corporate and other	548	11,125
Discontinued operations	438	—

	$160,164	$230,887

Depreciation and amortization expense:
Marketing support services	$1,398	$1,193
German specialized staffing services	252	242
Corporate and other	2	2

	$1,652	$1,437

Capital expenditures including acquisitions:
Marketing support services	$1,233	$1,600
German specialized staffing services	194	55
Discontinued operations	—	968

	$1,427	$2,623

The following table presents information regarding the Company’s different geographic regions:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Revenues:
North America	$32,050	$32,216
Germany	37,326	27,273

	$69,376	$59,489

Assets:
North America	$100,115	$178,259
Germany	59,611	52,628
Discontinued operations	438	—

	$160,164	$230,887

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS

Certain statements made in this Quarterly Report on Form 10-Q and other written or oral statements made by or on behalf of AHL may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes”, “expects”, “anticipates”, “estimates” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, other than as required by law.

Among the important factors that could cause actual results to differ materially from those indicated in our forward-looking statements are: our ability to close the proposed merger; our ability to continue to satisfy our covenants under our Credit Facility; reliance on the trend toward outsourcing marketing services; reliance on a small number of clients for a significant portion of our revenues; dependence on our labor force; competition in our industry; and general economic conditions. These and other risks are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 10-K”), filed with the Securities and Exchange Commission on April 15, 2003.

The following discussion and analysis of the financial condition and results of operations of AHL should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002, and included in our 2002 10-K as filed with the Securities and Exchange Commission.

In our 2002 10-K, we identified critical accounting policies and estimates for our business. There have been no material changes to these policies and estimates for our business.

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

The operating results, including impairment charges and related balance sheet accounts, of AHL’s German specialized staffing services business have been reclassified from discontinued operations to continuing operations in the condensed consolidated financial statements for the period ended March 31, 2002. Beginning in the third quarter of 2001 and continuing into the fourth quarter of 2002, these operations were being actively marketed for sale and were therefore presented in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” as discontinued operations. This reclassification to continuing operations was required as a result of AHL’s proposed merger and our decision to cease marketing the German specialized staffing business.

RECENT DEVELOPMENTS

On March 31, 2003, AHL announced a proposed merger with Huevos Holdings, a wholly owned subsidiary of CGW. On March 28, 2003, AHL entered into a merger agreement, as subsequently amended on May 8, 2003, pursuant to which the Re-Investing Shareholders and Huevos Holdings agreed to acquire, through the proposed merger, the outstanding shares of AHL not already held by the group. The proposed merger, if consummated, would result in AHL no longer being a publicly traded company. In the proposed merger, holders of AHL common stock, other than the Re-Investing Shareholders, will receive $1.50 in cash for each share of AHL common stock held by such shareholder immediately prior to the proposed merger. Each share of AHL common stock held by the Re-Investing Shareholders will be converted into 1.5 shares of AHL’s newly created series B participating preferred stock. Huevos Holdings will own approximately 60% of the equity interest in AHL following the proposed merger. The remaining equity interests in AHL will be owned by the Re-Investing Shareholders and the senior lenders under AHL’s new credit facility.

The proposed merger is expected to be completed in the third quarter of 2003. The proposed merger is subject to the approval of a majority of the holders of a majority of the shares of AHL common stock outstanding as well as the approval of a majority of the shares of outstanding AHL common stock not held by the Re-Investing Shareholders. The proposed merger is subject to Huevos Holdings and CGW obtaining necessary financing and other customary closing conditions.

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

The following table sets forth consolidated statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Revenues	100.0%	100.0%
Cost of services	54.0	55.6

Gross margin	46.0	44.4

Costs and expenses:
Operating	40.3	41.5
Corporate general and administrative	0.8	1.5
Depreciation and amortization	2.4	2.4

Operating income (loss)	2.5	(1.0)

Interest expense, net	4.0	3.5
Other expense, net	0.9	—

Loss from continuing operations before income taxes	(2.4)	(4.5)
Income tax provision	0.2	—

Loss from continuing operations	(2.6)	(4.5)

Loss from discontinued operations	—	(1.1)

Net loss before cumulative effect of change in accounting principle	(2.6)	(5.6)

Cumulative effect of change in accounting principle	—	(34.8)

Net loss	(2.6%)	(40.4%)

COMPARISON OF RESULTS—THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues. Revenues increased $9.9 million, or 17%, to $69.4 million for the three months ended March 31, 2003 from $59.5 million for the same period in 2002. Marketing support services revenue decreased $0.1 million between periods, to $32.1 million for the three months ended March 31, 2003 from $32.2 million for the same period in 2002. The decrease in revenues from this segment is due to the sale of a non core marketing operation in May 2002, which contributed $1.1 million of revenues for the three month period ended March 31, 2002, offset by increased revenues from sales to new clients within our retail merchandising and consumer fulfillment operations of marketing support services in 2003. German specialized staffing services revenue increased $10.0 million between periods, to $37.3 million for the three months ended March 31, 2003 from $27.3 million for the same period in 2002. Approximately $6.0 million of this increase can be attributed to a strengthening of the Euro against the dollar between periods. In addition, our German specialized staffing services operations have increased marketing and sales efforts, resulting in the increased revenues between periods.

Cost of Services. Cost of services increased $4.4 million, or 13%, to $37.5 million for the three months ended March 31, 2003 from $33.1 million for the same period in 2002. Approximately $4.2 million of the increase can be attributed to the strengthening of the Euro against the dollar. In addition, cost of services in our German specialized staffing services operations increased to service the additional revenue earned in the three months ended March 31, 2003 as compared to the prior period. These increases were offset by an 8% decrease in cost of service expenses from our marketing support services operations. The decrease in cost of services in this segment is primarily a result of the elimination of expenses from the non core marketing operation that was sold in 2002, as well as cost savings gained from the implementation of labor and shipping cost reduction programs across all marketing support services operations in 2002. As a percentage of revenues, cost of services decreased to 54.0% for the three months ended March 31, 2003 from 55.6% for the same period in 2002.

Gross Margin. Gross margin increased $5.5 million, or 21%, to $31.9 million for the three months ended March 31, 2003 from $26.4 million for the same period in 2002. As a percentage of revenues, gross margin increased to 46.0% for the three months ended March 31, 2003 from 44.4% for the same period in 2002. Both our marketing support services operations and our German specialized staffing services operations had improved margins for the three months ended March 31, 2003 from the same period in 2002. In our marketing support services segment, this increase is attributable to the implementation of labor and shipping cost reduction programs as discussed above. Our German specialized staffing services segment had increased margins due to a higher utilization of specialized staffing employees in 2003 compared to the same period in 2002.

Operating. Operating expenses increased $3.2 million, or 13%, to $27.9 million for the three months ended March 31, 2003 from $24.7 million for the same period in 2002. Approximately $2.4 million of the increase can be attributed to the strengthening of the Euro. Our marketing support services segment experienced an increase in operating expenses as a result of increased facility expenses associated with the opening of two new warehouses and the expansion of our Canadian call center operations in the first quarter of 2003. Our German specialized staffing services segment had increased operating costs due to their increased sales and marketing efforts. As a percentage of revenues, operating expenses decreased to 40.3% for the three months ended March 31, 2003 as compared to 41.5% for the same period in 2002.

Corporate General and Administrative. Corporate general and administrative expenses decreased $0.3 million, or 33%, to $0.6 million for the three months ended March 31, 2003 from $0.9 million for the same period in 2002. The decrease is primarily attributed to reduced legal, accounting and travel costs between periods. As a percentage of revenues, corporate general and administrative expenses decreased to 0.8% for the three months ended March 31, 2003 from 1.5% for the same period in 2002.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 21%, to $1.7 million for the three months ended March 31, 2003 from $1.4 million for the same period in 2002. As a percentage of revenues, depreciation and amortization remained consistent at 2.4% between periods.

Operating Income (Loss). Operating income was $1.7 million for the three months ended March 31, 2003 as compared to an operating loss of $0.6 million for the same period in 2002. As a percentage of revenues, operating income was 2.5% for the three months ended March 31, 2003 as compared to an operating loss of 1.0% for the same period in 2002, primarily due to the improvement in margin in 2003.

Interest Expense, Net. Interest expense, net, represents the interest on our outstanding debt and our settlement obligations. Net interest expense increased $0.7 million, or 33%, to $2.8 million for the three months ended March 31, 2003 from $2.1 million for the same period in 2002. The increase is due increased interest rates in 2003, as well as interest expense from our settlement obligations which were agreed to in April of 2002. As a percentage of revenues, net interest expense was 4.0% for the three months ended March 31, 2003 as compared to 3.5% for the same period in 2002.

Other Expense, Net. Other expense for the three months ended March 31, 2003 includes approximately $1.1 million of expenses associated with the proposed merger, offset by a foreign currency gain of approximately $0.5 million arising from the translation of intercompany borrowings.

Income Tax Provision. Income tax provision of $0.1 million for the three months ended March 31, 2003 represents state and Canadian taxes due for the quarter. Due to the uncertainty regarding the realization of our federal general business credit carryforwards, we have recorded a valuation allowance against our federal income tax benefit for 2003 and 2002.

Loss From Discontinued Operations. On March 19, 2002, we sold our United Kingdom specialized staffing services business. In accordance with the provisions of APB No. 30, we have reflected the results of our UK specialized staffing business as discontinued operations in the condensed consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of this operation segregated from the assets and liabilities of continuing operations, and the earnings of this businesses segregated from the results of continuing operations. Revenues of discontinued operations were $18.8 million for the three months ended March 31, 2002. Loss from discontinued operations of $0.6 million for the three months ended March 31, 2002 is net of the applicable interest expense of $0.2 million and income tax expense of $0.1 million.

Cumulative Effect of Change in Accounting Principle. AHL adopted the provisions of SFAS No. 142 effective January 1, 2002. Using the services of an independent third party valuation expert, we performed a valuation of goodwill relating to our marketing support services business utilizing a combination of discounted cash flows, the quoted market price of our common stock and a comparison to the value of comparable companies. Based on this analysis, as of January 1, 2002, we recorded an impairment charge in the amount of $20.7 million, which is reflected as a cumulative change in accounting principle in the accompanying condensed consolidated statements of operations.

Net Loss. Net loss decreased $22.2 million to $1.8 million for the three months ended March 31, 2003 from a loss of $24.0 million for the same period in 2002. Approximately $20.7 million of this decrease is due to the cumulative effect of change in accounting principle recorded in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $2.3 million for the three months ended March 31, 2003, compared to cash provided by operating activities of $3.7 million for the same period in 2002. Of the $2.3 million of cash used in operating activities for the period ended March 31, 2003, $3.3 million of cash was used by continuing operations, while discontinued operations provided $1.0 million of cash through the collection of an escrow due from the sale of the business. The use of cash from continuing operations was the result of an increase in working capital. For the same period in 2002, cash provided by continuing operations was $3.2 million, while discontinued operations provided $0.5 million of cash. The continuing operations provision of cash in 2002 is primarily the result of a federal tax refund offset in part by an increase in working capital.

Cash used in investing activities for the three months ended March 31, 2003 was $1.4 million, compared to cash provided by investing activities of $24.2 million for the same period in 2002. Purchases of property and equipment comprised the cash used in investing activities for 2003. In 2002, cash was generated through the sale of the United Kingdom specialized staffing business for $26.8 million, offset by additions to property and equipment of $2.6 million.

Cash provided by financing activities for the three months ended March 31, 2003 was $2.9 million compared to cash used by financing activities of $26.2 million for the same period in 2002. We borrowed $2.9 million in the three months ended March 31, 2003 to fund working capital. The March 19, 2002 sale of the UK specialized staffing services business provided funds for net repayments on our Credit Facility of $26.2 million.

Credit Facility

We finance our working capital from borrowings pursuant to a Credit Facility (the “Credit Facility”) with a syndicate of commercial banks. Wachovia Bank, National Association is the Administrative Agent for the lenders. Our borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the assets of our operating subsidiaries.

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

Subsequent to April 12, 2002, we entered into additional amendments to the Credit Facility. Under the amendments, we are permitted to borrow up to $82.0 million. On March 28, 2003, in connection with the proposed merger, we obtained the consent of our senior secured lenders to further extend the maturity date under our credit agreement, which was scheduled to expire on March 31, 2003. As extended, the credit agreement will expire on August 29, 2003, unless the proposed merger is cancelled or an event of default occurs under the Credit Facility, in which event it will expire on the date the proposed merger is cancelled or an event of default occurs. At May 2, 2003, we had borrowings outstanding of $67.5 million under the Credit Facility.

In connection with the proposed merger, CGW is expected to obtain new financing arrangements to fund AHL’s operations following the proposed merger. Our existing Credit Facility will be repaid with proceeds from the new financing and then terminated. If the proposed merger is not consummated for any reason, our Credit Facility will expire on the date the proposed merger is cancelled. If the proposed merger is cancelled, management will attempt to negotiate with its lenders to extend the maturity of the Credit Facility. However, we cannot assure you that such negotiations, if required, will be successful. We also cannot assure you that we will be able to obtain any replacement credit facility or that other sources of liquidity will be available to us if the proposed merger is not completed and our Credit Facility is cancelled.

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

Going Concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As described in our condensed consolidated financial statements, we have $76.2 million in bank borrowings outstanding at March 31, 2003, which are due no later than August 29, 2003. In addition, we had a net working capital deficit of approximately $77.7 million at March 31, 2003, and we have incurred recurring operating losses in recent years. Although the proposed merger, if completed as planned, would result in the retirement of a large portion of the debt and the recapitalization of the Company, there can be no assurance that such transactions will close as contemplated. If the proposed merger is terminated, management would attempt to negotiate with its lenders to extend the maturity of its Credit Facility. Furthermore, in such event, management will undertake additional efforts to raise capital and reduce costs. However, there can be no assurance that such negotiations, if required, will be successful. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

Our continuing operations include the German specialized staffing business. Our discontinued operations include the UK specialized staffing business. Revenues from foreign operations are received, and operating costs are incurred, in foreign currencies (primarily the British pound and the Euro). The denomination of foreign subsidiaries’ account balances in their local currency exposes us to certain foreign exchange rate risks. We address the exposure by financing most working capital needs in the applicable foreign currencies. However, our Credit Facility requires that we convert indebtedness outstanding in foreign currencies into dollars for purposes of determining the total amount of indebtedness outstanding. An increase in the value of a foreign currency relative to the dollar has the effect of reducing the amount we are otherwise permitted to borrow pursuant to the Credit Facility. We have not engaged in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

INTEREST RATE RISK

We maintain a Credit Facility which subjects us to the risk of increased interest expense associated with movements in market interest rates. Our Credit Facility had a balance outstanding of $76.2 million at March 31, 2003, which was at a variable rate of interest. Based on outstanding borrowings, it is estimated that an increase in the prevailing interest rates of 100 basis points would result in a decrease in net income of approximately $0.4 million, or $0.03 per share, for the year ended December 31, 2003.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various routine litigation, disputes and claims in the ordinary course of business, primarily related to employee and customer contract issues. While unfavorable outcomes are possible, management believes that resolving these matters will not have a material effect on the Company’s results of operations or financial condition.

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

2.2*

First Amendment to Agreement and Plan of Merger dated May 8, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc.

3.1	Restated and Amended Articles of Incorporation of AHL (incorporated by reference to the Registration Statement on Form 8-A dated March 3, 1997).

3.2	Bylaws of AHL, effective as of October 31, 2001 (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	Specimen Common Stock Certificate (incorporated by reference to AHL’s Registration Statement on Form S-1 (File No. 333-20315)).

4.2	Articles 2, 3 and 9 of the Amended and Restated Articles of Incorporation of AHL (incorporated by reference to AHL’s Registration Statement on Form 8-A, dated March 25, 1997).

4.3	Articles I, V, VII and IX of the Bylaws of AHL, effective as of October 1, 2001 (incorporated b reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1*	Indemnification agreement, dated March 3, 2003, by and between AHL Services, Inc. and Thomas V. Beard.

10.2*	Indemnification agreement, dated March 3, 2003, by and between AHL Services, Inc. and John W. Ward.

10.3*	Indemnification agreement, dated March 3, 2003, by and between AHL Services, Inc. and Wyck A. Knox, Jr.

99.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K:

The following report on Form 8-K was filed during the quarter ended March 31, 2003:

On March 31, 2003, AHL Services, Inc. filed a Current Report on Form 8-K announcing the that a group led by Cravey, Green & Wahlen (“CGW”), a private equity firm specializing in middle-market investments, had agreed to acquire the outstanding shares of AHL not already held by the group, and take AHL private.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AHL SERVICES, INC. (REGISTRANT)

Date: May 9, 2003	By:	/s/ Heinz Stubblefield
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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ Heinz Stubblefield

Heinz Stubblefield

Chief Financial Officer

INDEX TO EXHIBITS

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

2.2*

First Amendment to Agreement and Plan of Merger dated May 8, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc.

3.1	Restated and Amended Articles of Incorporation of AHL (incorporated by reference to the Registration Statement on Form 8-A dated March 3, 1997).

3.2	Bylaws of AHL, effective as of October 31, 2001 (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	Specimen Common Stock Certificate (incorporated by reference to AHL’s Registration Statement on Form S-1 (File No. 333-20315)).

4.2	Articles 2, 3 and 9 of the Amended and Restated Articles of Incorporation of AHL (incorporated by reference to AHL’s Registration Statement on Form 8-A, dated March 25, 1997).

4.3	Articles I, V, VII and IX of the Bylaws of AHL, effective as of October 1, 2001 (incorporated b reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1*	Indemnification agreement, dated March 3, 2003, by and between AHL Services, Inc. and Thomas V. Beard.

10.2*	Indemnification agreement, dated March 3, 2003, by and between AHL Services, Inc. and John W. Ward.

10.3*	Indemnification agreement, dated March 3, 2003, by and between AHL Services, Inc. and Wyck A. Knox, Jr.

99.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.