Form 10-Q
period 2003-06-30
AHL SERVICES INC
filed 2003-08-14
CIK 1030740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[MARK ONE]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,246,792 shares on August 1, 2003.

AHL SERVICES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

AHL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,331	$4,506
Accounts receivable, net	40,135	34,106
Unbilled services	6,262	5,147
Work in process	648	1,218
Reimbursable customer expenses	7,900	4,822
Prepaid expenses and other	7,050	5,610
Income taxes receivable	606	2,762
Net assets of discontinued operations	522	1,461

Total current assets	68,454	59,632

Property and equipment, net	23,954	24,208
Other assets	373	375
Intangibles, net	3,927	4,039
Goodwill	64,844	62,048

Total assets	$161,552	$150,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,217	$7,102
Accrued payroll and related benefits	20,882	18,117
Accrued expenses	15,556	14,322
Customer deposits	15,521	3,805
Current portion of self-insurance reserves	1,067	903
Current portion of settlement obligations	18,000	18,000
Debt	68,461	72,696

Total current liabilities	149,704	134,945

Self-insurance reserves, less current portion	1,554	1,385
Other non current liabilities	1,583	1,254

Total liabilities	152,841	137,584

Shareholders’ equity:
Common stock, $.01 par value:
17,427,392 shares issued; 15,246,792 shares outstanding	175	175
Preferred stock, no par value: no shares outstanding	—	—
Paid-in capital	177,011	177,011
Accumulated deficit	(145,371)	(141,813)
Foreign currency translation adjustment	(3,104)	(2,655)
Treasury stock at cost: 2,180,600 shares	(20,000)	(20,000)

Total shareholders’ equity	8,711	12,718

Total liabilities and shareholders’ equity	$161,552	$150,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$77,925	$65,280	$147,301	$124,769
Cost of services	44,473	37,105	81,961	70,176

Gross margin	33,452	28,175	65,340	54,593

Costs and expenses:
Operating	29,062	25,180	57,008	49,865
Corporate general and administrative	753	856	1,336	1,735
Depreciation and amortization	1,716	1,685	3,368	3,122
Impairment charges	—	4,236	—	4,236

Operating income (loss)	1,921	(3,782)	3,628	(4,365)

Interest expense, net	2,766	2,688	5,541	4,783
Other expense, net	668	1,775	1,291	1,775

Loss from continuing operations before income taxes	(1,513)	(8,245)	(3,204)	(10,923)
Income tax provision	248	3	354	3

Loss from continuing operations	(1,761)	(8,248)	(3,558)	(10,926)

Income (loss) from discontinued operations	—	113	—	(528)

Net loss before cumulative effect of change in accounting principle	(1,761)	(8,135)	(3,558)	(11,454)
Cumulative effect of change in accounting principle	—	—	—	(20,723)

Net loss	$(1,761)	$(8,135)	$(3,558)	$(32,177)

Basic and diluted loss per share:
Loss from continuing operations	$(0.12)	$(0.54)	$(0.23)	$(0.72)
Income (loss) from discontinued operations	—	0.01	—	(0.03)
Cumulative effect of change in accounting principle	—	—	—	(1.36)

Net loss	$(0.12)	$(0.53)	$(0.23)	$(2.11)

Basic and diluted weighted average common shares	15,247	15,247	15,247	15,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,558)	$(32,177)
Less: Loss from discontinued operations	—	(528)

Loss from continuing operations before cumulative effect of change in accounting principle	(3,558)	(31,649)
Cumulative effect of change in accounting principle	—	20,723
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	3,368	3,122
Impairment charges	—	4,236
Loss on sale of note receivable	—	1,500
Loss on sale of assets	—	275
Changes in operating assets and liabilities:
Accounts receivable and unbilled services, net	(5,586)	(5,297)
Work in process, prepaid expenses and other	(4,798)	(2,754)
Accounts payable	3,043	(3,687)
Accrued expenses and other current liabilities	13,919	(10,310)
Self-insurance reserves	333	554
Income taxes receivable	2,342	11,800

Net cash provided by (used in) operating activities of continuing operations	9,063	(11,487)
Net cash provided by (used in) operating activities of discontinued operations	985	(1,677)

Net cash provided by (used in) operating activities	10,048	(13,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,746)	(2,272)
Proceeds on sale of UK specialized staffing services business, net	—	26,844
Proceeds on sale of notes receivable	—	3,500
Proceeds on sale of assets	—	604

Net cash provided by (used in) investing activities	(2,746)	28,676

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under Credit Facility	(6,669)	(22,765)

Effect of exchange rates on cash	192	1,536

Net increase (decrease) in cash and cash equivalents	825	(5,717)
Cash and cash equivalents at beginning of period	4,506	6,817

Cash and cash equivalents at end of period	$5,331	$1,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein, except for the December 31, 2002 balance sheet, which was extracted from the audited financial statements of December 31, 2002, have been prepared by AHL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the year ending December 31, 2003. These unaudited consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

CONTEMPLATED SALE, GOING CONCERN, LIQUIDITY AND MANAGEMENT PLANS

On March 31, 2003, AHL announced a proposed merger with Huevos Holdings, Inc. (“Huevos Holdings”), a wholly owned subsidiary of CGW Southeast Partners IV, L.P. (“CGW”). On March 28, 2003, AHL entered into a merger agreement, as subsequently amended, pursuant to which Frank A Argenbright, Jr., AHL’s Chairman; certain affiliates of Mr. Argenbright; A. Clayton Perfall, AHL’s chief executive officer; Caledonia Investments plc (who are referred to collectively as the “Re-Investing Shareholders”) and Huevos Holdings agreed to acquire, through the proposed merger, the outstanding shares of AHL not already held by the group. The proposed merger, if consummated, would result in AHL no longer being a publicly traded company. In the proposed merger, holders of AHL common stock, other than the Re-Investing Shareholders, will receive $1.50 in cash for each share of AHL common stock held by such shareholder immediately prior to the proposed merger. Each share of AHL common stock held by the Re-Investing Shareholders will be converted into 1.5 shares of AHL’s newly created series B participating preferred stock. CGW will own approximately 69% of the equity interest in AHL following the proposed merger. The remaining equity interests in AHL will be owned by the Re-Investing Shareholders and the senior lenders under AHL’s existing credit facility. Following the merger, AHL’s stock will no longer be publicly traded and AHL will no longer file periodic reports with the Securities and Exchange Commission.

The proposed merger is expected to be completed in the third quarter of 2003. The proposed merger is subject to the approval of a majority of the shares of AHL common stock outstanding as well as the approval of a majority of the shares of outstanding AHL common stock not held by the Re-Investing Shareholders. The proposed merger is subject to Huevos Holdings and CGW obtaining necessary financing and other customary closing conditions.

In connection with the proposed merger, AHL obtained the consent of its senior lenders to a further extension of the maturity of its credit agreement with a syndicate of commercial banks led by Wachovia Bank, N.A. as Administrative Agent, which was scheduled to expire on March 31, 2003 (the “Credit Facility”). As extended, the credit agreement will expire on August 29, 2003, unless the proposed merger is cancelled, in which event it will expire on the date the proposed merger is cancelled. As a result, the debt outstanding under the Credit Facility is reflected as a current liability in the accompanying condensed consolidated balance sheet.

The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern. As described in these condensed consolidated financial statements, the Company’s $62.4 million in bank borrowings under the Credit Facility are due no later than August 29, 2003. The Company had a net working capital deficit of approximately $81.3 million at June 30, 2003 and has incurred recurring operating losses in recent years. Although management has entered into a proposed merger with an affiliate of CGW which, if executed as planned, will result in the retirement of a large portion of the debt and the recapitalization of the company, there can be no assurance that such transactions will close as contemplated. If the proposed merger is terminated, management will attempt to negotiate with its lenders to extend the maturity of its debt and undertake additional efforts to raise capital and reduce costs. However, there can be no assurance that such negotiations, if required, will be successful. There also can be no assurance that the Company will be able to obtain any replacement credit facility or that other sources of liquidity will be available if the proposed merger is not completed and the Credit Facility is cancelled. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. DIVESTITURES

On March 19, 2002, AHL sold its UK specialized staffing services business for $29.5 million in cash. Net of transaction costs of $2.7 million, the sale yielded $26.8 million of proceeds, which were used to reduce outstanding debt. The remaining net assets of discontinued operations of $0.5 million at June 30, 2003 include approximately $0.9 million for an income tax refund receivable, net of $0.4 million of accrued liabilities relating primarily to the remaining lease costs associated with the vacated UK administrative offices.

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

AHL’s obligation to pay Securicor the $13.0 million settlement payment is evidenced by two secured, subordinated promissory notes in the amounts of $10.0 million and $3.0 million. The Company’s obligation to pay the $13.0 million settlement payment matures in two installments. The first installment, in the amount of $9.0 million, matured on April 12, 2003. The remaining installment of $4.0 million matures on October 12, 2003. AHL may prepay the notes at any time without premium or penalty. The notes are secured by a second lien on substantially all of the Company’s assets. AHL’s obligation to pay the settlement amount, and the lien securing its obligation, is subordinate to its obligation to pay all amounts outstanding or due pursuant to its Credit Facility and any substitute or replacement senior secured bank credit arrangement. AHL did not repay the $9.0 million installment of principal on the secured, subordinated promissory notes issued to Securicor that were due on April 12, 2003 because it had not repaid in full all amounts pursuant to the Credit Facility on such date. The notes bear interest at a rate of 7% per annum. Interest on the notes will accrue and be added to the principal until the Company repays or refinances the amounts outstanding under its Credit Facility, at which time interest on the notes will be payable quarterly. AHL’s obligation to pay Mr. Argenbright $5.0 million is unsecured and does not bear interest. The obligation matures on October 12, 2003. However, the Company is not permitted to pay Mr. Argenbright the principal amount of the obligations prior to its repayment in full of all amounts outstanding under the Credit Facility and the termination of the Credit Facility and its payment in full of all amounts owing to Securicor.

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

Intangible asset amortization was $0.1 million for the three months ended June 30, 2003 and 2002.

4. DEBT

The Company obtains its working capital from borrowings pursuant to its Credit Facility. The Company’s borrowings under the Credit Facility are secured by a lien on substantially all of its assets and the assets of its operating subsidiaries.

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

Under the Credit Facility, AHL is required to satisfy covenants relating to minimum consolidated adjusted EBITDA, fixed charge coverage ratios and limitations on capital expenditures, among others. The Company has monthly targets for each financial covenant that it must meet. If the Company fails to comply with the covenants, it will be in default. Upon the occurrence of a default, unless the lenders grant a further waiver, the Company will not be permitted to borrow additional amounts under the Credit Facility, and the outstanding amounts will become immediately due and payable. The Credit Facility also prohibits the Company from paying dividends to shareholders. The Company had satisfied all covenant requirements under the Credit Facility, as amended, at June 30, 2003.

In connection with the proposed merger, CGW has commitments to obtain new financing arrangements to fund AHL’s operations following the proposed merger. The existing Credit Facility will be repaid with proceeds from the new financing and then terminated. If the proposed merger is not consummated for any reason, the Credit Facility will expire on the earlier of August 29, 2003 or the date the proposed merger is cancelled. If the proposed merger is cancelled, management would attempt to negotiate with its lenders to extend the maturity of its debt and undertake additional efforts to raise capital and reduce costs. However, there can be no assurance that such negotiations, if required, will be successful. AHL also cannot provide assurance that it will be able to obtain any replacement credit facility or that other sources of liquidity will be available to AHL if the proposed merger is not completed and its Credit Facility is cancelled.

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

The restructuring charges are recorded in accordance with EITF No. 94-3, “Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The following table summarizes the activity in the restructuring liability accounts from December 31, 2002 to June 30, 2003:

	December 31, 2002	Amounts paid	June 30, 2003
	(In thousands)
Severance and related personnel expenses	$31	$(31)	$—
Lease termination costs	1,436	(611)	825

Total	$1,467	$(642)	$825

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net loss as reported	$(1,761)	$(8,135)	$(3,558)	$(32,177)
Pro forma effect of stock-based compensation	(700)	(1,378)	(1,573)	(2,639)

Pro forma net loss	$(2,461)	$(9,513)	$(5,131)	$(34,816)

Basic and diluted loss per share:
Loss per share as reported	$(0.12)	$(0.53)	$(0.23)	$(2.11)

Pro forma loss per share	$(0.16)	$(0.62)	$(0.34)	$(2.28)

The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because the options vest over several years and additional awards may be made in the future.

7. OTHER COMPREHENSIVE LOSS

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. For the Company, the difference between reported net loss and comprehensive loss is due to foreign currency translation adjustments. Total comprehensive loss for the six months ended June 30, 2003 and 2002 was $4.0 million and $33.3 million, respectively. Tax effects of the components of other comprehensive income or loss are not considered material for any periods presented.

8. OTHER EXPENSE

Other expense for the three months ended June 30, 2003 includes approximately $0.3 million of expenses associated with the proposed merger and $0.9 million in costs from the Company’s move of its administrative offices, offset by a foreign currency gain of approximately $0.5 million arising from the translation of intercompany borrowings. Other expense for the six month period ended June 30, 2003 includes approximately $1.5 million of expenses associated with the proposed merger and $0.9 million in costs from the Company’s move of its administrative offices, offset by a foreign currency gain of approximately $1.1 million arising from the translation of intercompany borrowings. Other expense for the three and six month periods ended June 30, 2002 includes losses incurred in the May 2002 sale of a non-core marketing division and a note receivable. The total includes a $1.5 million loss on the sale of a note receivable arising from the sale of the Company’s US staffing business in 2000. The note, with a book value of $5.0 million, was sold for $3.5 million, resulting in the $1.5 million loss. Also in May 2002, the sale of a non-core marketing division for approximately $0.6 million resulted in a loss on sale of $0.3 million.

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

The following table presents information regarding the Company’s operating segments:

	Three Months Ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)
Revenues:
Marketing support services	$35,975	$33,714	$68,025	$65,930
German specialized staffing services	41,950	31,566	79,276	58,839

	$77,925	$65,280	$147,301	$124,769

Operating income (loss):
Marketing support services	$2,074	$1,523	$3,298	$2,621
German specialized staffing services	600	(213)	1,666	(1,015)
Corporate general and administrative	(753)	(856)	(1,336)	(1,735)
Impairment charges	—	(4,236)	—	(4,236)

	$1,921	$(3,782)	$3,628	$(4,365)

Assets:
Marketing support services	$96,984	$143,317	$96,984	$143,317
German specialized staffing services	61,352	54,808	61,352	54,808
Corporate and other	2,694	37	2,694	37
Discontinued operations	522	1,088	522	1,088

	$161,552	$199,250	$161,552	$199,250

Depreciation and amortization expense:
Marketing support services	$1,438	$1,428	$2,836	$2,621
German specialized staffing services	276	255	528	497
Corporate and other	2	2	4	4

	$1,716	$1,685	$3,368	$3,122

Capital expenditures including acquisitions:
Marketing support services	$1,275	$557	$2,508	$2,157
German specialized staffing services	44	42	238	97
Discontinued operations	—	18	—	18

	$1,319	$617	$2,746	$2,272

The following table presents information regarding the Company’s different geographic regions:

	Six Months Ended March 31,
	2003	2002
	(In thousands)
Revenues:
North America	$35,975	$33,714
Germany	41,950	31,566

	$77,925	$65,280

Assets:
North America	$99,678	$143,354
Germany	61,352	54,808
Discontinued operations	522	1,088

	$161,552	$199,250

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

In our 2002 10-K, we identified critical accounting policies and estimates for our business. There have been no material changes to these policies and estimates.

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

The operating results, including impairment charges and related balance sheet accounts, of AHL’s German specialized staffing services business have been reclassified from discontinued operations to continuing operations in the condensed consolidated financial statements for the three and six month periods ended June 30, 2002. Beginning in the third quarter of 2001 and continuing into the fourth quarter of 2002, these operations were being actively marketed for sale and were therefore presented in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” as discontinued operations. This reclassification to continuing operations was required as a result of AHL’s proposed merger and our decision to cease marketing the German specialized staffing business.

RECENT DEVELOPMENTS

On March 31, 2003, AHL announced a proposed merger with Huevos Holdings, a wholly owned subsidiary of CGW. On March 28, 2003, AHL entered into a merger agreement, as subsequently amended, pursuant to which the Re-Investing Shareholders and Huevos Holdings agreed to acquire, through the proposed merger, the outstanding shares of AHL not already held by the group. The proposed merger, if consummated, would result in AHL no longer being a publicly traded company. In the proposed merger, holders of AHL common stock, other than the Re-Investing Shareholders, will receive $1.50 in cash for each share of AHL common stock held by such shareholder immediately prior to the proposed merger. Each share of AHL common stock held by the Re-Investing Shareholders will be converted into 1.5 shares of AHL’s newly created series B participating preferred stock. CGW will own approximately 69% of the equity interest in AHL following the proposed merger. The remaining equity interests in AHL will be owned by the Re-Investing Shareholders and the senior lenders under AHL’s existing credit facility. Following the merger, AHL’s stock will no longer be publicly traded and AHL will no longer file periodic reports with the Securities and Exchange Commission.

The proposed merger is expected to be completed in the third quarter of 2003. The proposed merger is subject to the approval of a majority of the shares of AHL common stock outstanding as well as the approval of a majority of the shares of outstanding AHL common stock not held by the Re-Investing Shareholders. The proposed merger is subject to Huevos Holdings and CGW obtaining necessary financing and other customary closing conditions.

In addition, in connection with the proposed merger, AHL obtained the consent of its senior secured lenders to further extend the maturity date under its credit agreement with a syndicate of commercial banks led by Wachovia Bank, N.A. as Administrative Agent, which was scheduled to expire on March 31, 2003 (the “Credit Facility”). As extended, the credit agreement will expire on August 29, 2003, unless the proposed merger is cancelled, in which event it will expire on the date the proposed merger is cancelled.

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

Cost of Services. Cost of services represents the direct costs, consisting primarily of wages and related benefits, attributable to a specific contract, as well as certain related expenses such as workers’ compensation and other direct labor-related expenses.

Operating. Operating expenses represent primarily fixed expenses which support business operations, such as plant management, facility expenses (such as rent, utilities and communication costs), equipment leasing, maintenance, information technology expenses, sales, marketing, finance, human resources and divisional management.

Corporate General and Administrative. Corporate general and administrative expenses include the cost of the corporate management team and corporate, legal, audit and outside service fees incurred to support and manage our operations and facilities.

The following table sets forth consolidated statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	57.1	56.8	55.6	56.3

Gross margin	42.9	43.2	44.4	43.7

Costs and expenses:
Operating	37.3	38.6	38.7	40.0
Corporate general and administrative	1.0	1.3	0.9	1.4
Depreciation and amortization	2.2	2.6	2.3	2.5
Impairment charges	—	6.5	—	3.4

Operating income (loss)	2.4	(5.8)	2.5	(3.6)

Interest expense, net	3.5	4.1	3.8	3.8
Other expense, net	0.9	2.7	0.9	1.4

Loss from continuing operations before income taxes	(2.0)	(12.6)	(2.2)	(8.8)
Income tax provision	0.3	—	0.2	—

Loss from continuing operations	(2.3)	(12.6)	(2.4)	(8.8)

Income (loss) from discontinued operations	—	0.2	—	(0.4)

Net loss before cumulative effect of change in accounting principle	(2.3)	(12.4)	(2.4)	(9.2)

Cumulative effect of change in accounting principle	—	—	(21.6)	(16.6)

Net loss	(2.3)%	(12.4)%	(24.0)%	(25.8)%

COMPARISON OF RESULTS—THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues. Revenues increased $12.6 million, or 19%, to $77.9 million for the three months ended June 30, 2003 from $65.3 million for the same period in 2002. Marketing support services revenue increased $2.3 million between periods, or 7%, to $36.0 million for the three months ended June 30, 2003 from $33.7 million for the same period in 2002. The increase in revenues from this segment is due to increased revenues from sales to new clients within our retail merchandising and consumer fulfillment operations of marketing support services in 2003. German specialized staffing services revenue increased $10.4 million between periods, or 33%, to $42.0 million for the three months ended June 30, 2003 from $31.6 million for the same period in 2002. Approximately $7.2 million of this increase can be attributed to a strengthening of the Euro against the dollar between periods. In addition, our German specialized staffing services operations have experienced a higher utilization of specialized staffing employees in 2003. Increased marketing and sales efforts have also contributed to the increased revenues between periods for this division.

Cost of Services. Cost of services increased $7.4 million, or 20%, to $44.5 million for the three months ended June 30, 2003 from $37.1 million for the same period in 2002. Approximately $5.1 million of the increase can be attributed to the strengthening of the Euro against the dollar. In addition, cost of services in both our marketing services division and our German specialized staffing services operations increased to service the additional revenue earned in the three months ended June 30, 2003 as compared to the prior period. As a percentage of revenues, cost of services increased to 57.1% for the three months ended June 30, 2003 from 56.8% for the same period in 2002.

Gross Margin. Gross margin increased $5.3 million, or 19%, to $33.4 million for the three months ended June 30, 2003 from $28.2 million for the same period in 2002. As a percentage of revenues, gross margin decreased to 42.9% for the three months ended June 30, 2003 from 43.2% for the same period in 2002. Our marketing support services operations had improved margins for the three months ended June 30, 2003 from the same period in 2002. This increase is attributable to the implementation of labor and shipping cost reduction programs, increased call center productivity and favorable client sales mix. Our German specialized staffing services segment experienced slightly lower margins in 2003 compared to the same period in 2002 due to a labor strike at a large client, offset in part by higher utilization of specialized staffing employees.

Operating. Operating expenses increased $3.9 million, or 15%, to $29.1 million for the three months ended June 30, 2003 from $25.2 million for the same period in 2002. Approximately $2.2 million of the increase can be attributed to the strengthening of the Euro against the dollar between periods. Our marketing support services segment experienced an increase in operating expenses as a result of increased facility expenses associated with the opening of two new warehouses and the expansion of our Canadian call center operations in the first quarter of 2003. In addition, costs for property taxes and insurance in our marketing support services segment has increased. Our German specialized staffing services segment had increased operating costs due to their increased sales and marketing efforts. As a percentage of revenues, operating expenses decreased to 37.3% for the three months ended June 30, 2003 as compared to 38.6% for the same period in 2002.

Corporate General and Administrative. Corporate general and administrative expenses decreased $0.1 million, or 12%, to $0.8 million for the three months ended June 30, 2003 from $0.9 million for the same period in 2002. The decrease is primarily attributed to reduced legal, accounting and travel costs between periods. As a percentage of revenues, corporate general and administrative expenses decreased to 1.0% for the three months ended June 30, 2003 from 1.3% for the same period in 2002.

Depreciation and Amortization. Depreciation and amortization remained consistent at $1.7 million for the three months ended June 30, 2003 and 2002. As a percentage of revenues, depreciation and amortization decreased to 2.2% for the three months ended June 30, 2003 from 2.6% in 2002.

Impairment Charges. Impairment charges in 2002 represent a $4.2 million write down of goodwill on our German specialized staffing operations resulting from the estimated loss on disposal of German operations in accordance with APB No. 30.

Operating Income (Loss). Operating income was $1.9 million for the three months ended June 30, 2003 as compared to an operating loss of $3.8 million for the same period in 2002. As a percentage of revenues, operating income was 2.5% for the three months ended June 30, 2003 as compared to an operating loss of 5.8% for the same period in 2002, primarily due to the 2002 impairment charge recorded on the German operations and the improvement in margin in 2003.

Interest Expense, Net. Interest expense, net, represents the interest on our outstanding debt and our settlement obligations. Net interest expense increased $0.1 million, or 4%, to $2.8 million for the three months ended June 30, 2003 from $2.7 million for the same period in 2002. The increase is due to increased interest rates in 2003. As a percentage of revenues, net interest expense was 3.5% for the three months ended June 30, 2003 as compared to 4.1% for the same period in 2002.

Other Expense, Net. Other expense of $0.7 million for the three months ended June 30, 2003 includes approximately $0.3 million of expenses associated with the proposed merger and $0.9 million in costs from the move of our administrative offices, offset by a foreign currency gain of approximately $0.5 million arising from the translation of intercompany borrowings. Other expense of $1.8 million for the three months ended June 30, 2002 includes losses incurred in the May 2002 sale of a non-core marketing division and a note receivable. The total includes a $1.5 million loss on the sale of a note receivable arising from the sale of the Company’s U.S. staffing business in 2000. The note, with a book value of $5.0 million, was sold for $3.5 million, resulting in the $1.5 million loss. Also in May 2002, the sale of a non-core marketing division for approximately $0.6 million resulted in a loss on sale of $0.3 million.

Income Tax Provision. Income tax provision of $0.2 million for the three months ended June 30, 2003 represents state and Canadian taxes due for the quarter. Due to the uncertainty regarding the realization of our federal general business credit carryforwards, we have recorded a valuation allowance against our federal income tax benefit for 2003 and 2002.

Loss From Discontinued Operations. On March 19, 2002, we sold our United Kingdom specialized staffing services business. In accordance with the provisions of APB No. 30, we have reflected the results of our UK specialized staffing business as discontinued operations in the condensed consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of this operation segregated from the assets and liabilities of continuing operations, and the earnings of this business segregated from the results of continuing operations. Income from discontinued operations of $0.1 million for the three months ended June 30, 2002 arises as a result of adjustments made to the remaining net assets from the business.

Net Loss. Net loss decreased $6.3 million to $1.8 million for the three months ended June 30, 2003 from a loss of $8.1 million for the same period in 2002. Approximately $4.2 million of this decrease is due to the impairment charge on goodwill on our German operations, while $1.8 million of the decrease is due to losses on the sale of non core assets in 2002.

COMPARISON OF RESULTS—SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues. Revenues increased $22.5 million, or 18%, to $147.3 million for the six months ended June 30, 2003 from $124.8 million for the same period in 2002. Marketing support services revenue increased $2.1 million between periods, to $68.0 million for the six months ended June 30, 2003 from $65.9 million for the same period in 2002. The increase in revenues from this segment is due to increased revenues from sales to new clients within our retail merchandising and consumer fulfillment operations of marketing support services in 2003. German specialized staffing services revenue increased $20.5 million between periods, to $79.3 million for the six months ended June 30, 2003 from $58.8 million for the same period in 2002. Approximately $13.3 million of this increase can be attributed to a strengthening of the Euro against the dollar between periods. Our German specialized staffing services operations have experienced a higher utilization of specialized staffing employees in 2003, resulting in increased revenues. In addition, this segment has increased marketing and sales efforts to further increase revenues in 2003.

Cost of Services. Cost of services increased $11.8 million, or 17%, to $82.0 million for the six months ended June 30, 2003 from $70.2 million for the same period in 2002. Approximately $9.2 million of the increase can be attributed to the strengthening of the Euro against the dollar between periods. In addition, cost of services in our German specialized staffing services operations increased to service the additional revenue earned in the six months ended June 30, 2003 as compared to the prior period. These increases were offset by a 4% decrease in cost of service expenses from our marketing support services operations. The decrease in cost of services in this segment is primarily a result of the elimination of expenses from a non core marketing operation that was sold in 2002, as well as cost savings gained from the implementation of labor and shipping cost reduction programs across all marketing support services operations in 2002. As a percentage of revenues, cost of services decreased to 55.6% for the six months ended June 30, 2003 from 56.3% for the same period in 2002.

Gross Margin. Gross margin increased $10.7 million, or 20%, to $65.3 million for the six months ended June 30, 2003 from $54.6 million for the same period in 2002. As a percentage of revenues, gross margin increased to 44.4% for the six months ended June 30, 2003 from 43.7% for the same period in 2002. Both our marketing support services operations and our German specialized staffing services operations had improved margins for the six months ended June 30, 2003 from the same period in 2002. In our marketing support services segment, this increase is attributable to the implementation of labor and shipping cost reduction programs as discussed above, increased call center productivity and favorable client sales mix. Our German specialized staffing services segment had increased margins due to a higher utilization of specialized staffing employees in 2003 compared to the same period in 2002.

Operating. Operating expenses increased $7.1 million, or 14%, to $57.0 million for the six months ended June 30, 2003 from $49.9 million for the same period in 2002. Approximately $4.2 million of the increase can be attributed to the strengthening of the Euro against the dollar between periods. Our marketing support services segment experienced an increase in operating expenses as a result of increased facility expenses associated with the opening of two new warehouses and the expansion of our Canadian call center operations in the first quarter of 2003. Our German specialized staffing services segment had increased operating costs due to their increased sales and marketing efforts. As a percentage of revenues, operating expenses decreased to 38.7% for the six months ended June 30, 2003 as compared to 40.0% for the same period in 2002.

Corporate General and Administrative. Corporate general and administrative expenses decreased $0.4 million, or 23%, to $1.3 million for the six months ended June 30, 2003 from $1.7 million for the same period in 2002. The decrease is primarily attributed to reduced legal, accounting and travel costs between periods. As a percentage of revenues, corporate general and administrative expenses decreased to 0.9% for the six months ended June 30, 2003 from 1.4% for the same period in 2002.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 10%, to $3.4 million for the six months ended June 30, 2003 from $3.1 million for the same period in 2002. As a percentage of revenues, depreciation and amortization decreased to 2.3% for the six months ended June 30, 2003 from 2.5% for 2002.

Operating Income (Loss). Operating income was $3.6 million for the six months ended June 30, 2003 as compared to an operating loss of $4.4 million for the same period in 2002. As a percentage of revenues, operating income was 2.5% for the six months ended June 30, 2003 as compared to an operating loss of 3.6% for the same period in 2002, primarily due to the impairment loss recorded on the German business in 2002 and the improvement in margin in 2003.

Interest Expense, Net. Interest expense, net, represents the interest on our outstanding debt and our settlement obligations. Net interest expense increased $0.7 million, or 15%, to $5.5 million for the six months ended June 30, 2003 from $4.8 million for the same period in 2002. The increase is due increased interest rates in 2003, as well as interest expense from our settlement obligations which were agreed to in April of 2002. As a percentage of revenues, net interest expense remained consistent at 3.8% between periods.

Other Expense, Net. Other expense of $1.3 million for the six months ended June 30, 2003 includes approximately $1.5 million of expenses associated with the proposed merger and $0.9 million of costs from the move of our administrative offices, offset by a foreign currency gain of approximately $1.1 million arising from the translation of intercompany borrowings. Other expense of $1.8 million for the six months ended June 30, 2002 includes losses incurred in the May 2002 sale of a non-core marketing division and a note receivable. The total includes a $1.5 million loss on the sale of a note receivable arising from the sale of the Company’s U.S. staffing business in 2000. The note, with a book value of $5.0 million, was sold for $3.5 million, resulting in the $1.5 million loss. Also in May 2002, the sale of a non-core marketing division for approximately $0.6 million resulted in a loss on sale of $0.3 million.

Income Tax Provision. Income tax provision of $0.4 million for the six months ended June 30, 2003 represents state and Canadian taxes due for the quarter. Due to the uncertainty regarding the realization of our federal general business credit carryforwards, we have recorded a valuation allowance against our federal income tax benefit for 2003 and 2002.

Loss From Discontinued Operations. On March 19, 2002, we sold our United Kingdom specialized staffing services business. In accordance with the provisions of APB No. 30, we have reflected the results of our UK specialized staffing business as discontinued operations in the condensed consolidated balance sheets and statements of operations and cash flows. For all periods presented, this presentation reflects the net assets of this operation segregated from the assets and liabilities of continuing operations, and the earnings of this business segregated from the results of continuing operations. Revenues of discontinued operations were $18.8 million for the six months ended June 30, 2002. Loss from discontinued operations of $0.5 million for the six months ended June 30, 2002 is net of the applicable interest expense of $0.2 million and income tax expense of $0.1 million.

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

Net Loss. Net loss decreased $28.6 million to $3.6 million for the six months ended June 30, 2003 from a loss of $32.2 million for the same period in 2002. Approximately $20.7 million of this decrease is due to the cumulative effect of change in accounting principle recorded in 2002, with $4.2 million due to the impairment loss recorded on the German business.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $10.0 million for the six months ended June 30, 2003, compared to cash used in operating activities of $13.2 million for the same period in 2002. Of the $10.0 million of cash provided by operating activities for the period ended June 30, 2003, $9.0 million of cash was provided by continuing operations, while discontinued operations provided $1.0 million of cash through the collection of an escrow due from the sale of the business. The provision of cash from continuing operations was primarily the result of an increase in deposits from customers. For the same period in 2002, cash used in continuing operations was $11.5 million, while discontinued operations used $1.7 million of cash. The continuing operations use of cash in 2002 is primarily the result of a change in working capital.

Cash used in investing activities for the six months ended June 30, 2003 was $2.7 million, compared to cash provided by investing activities of $28.7 million for the same period in 2002. Purchases of property and equipment comprised the cash used in investing activities for 2003. In 2002, cash was generated through the sale of the United Kingdom specialized staffing business for $26.8 million, a note receivable for $3.5 million and a non-core marketing business for approximately $0.6 million. Additions to property and equipment used cash of $2.3 million.

Cash used in financing activities for the six months ended June 30, 2003 was $6.7 million compared to cash used by financing activities of $22.8 million for the same period in 2002. We repaid $6.7 million on our Credit Facility in the six months ended June 30, 2003. The March 19, 2002 sale of the UK specialized staffing services business and the sales of other non-core assets provided funds for net repayments on our Credit Facility of $22.8 million in 2002.

Credit Facility

We finance our working capital from borrowings pursuant to the Credit Facility. Our borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the assets of our operating subsidiaries.

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

Subsequent to April 12, 2002, we entered into additional amendments to the Credit Facility. Under the amendments, we are permitted to borrow up to $82.0 million. On March 28, 2003, in connection with the proposed merger, we obtained the consent of our senior secured lenders to further extend the maturity date under our credit agreement, which was scheduled to expire on March 31, 2003. As extended, the credit agreement will expire on August 29, 2003, unless the proposed merger is cancelled or an event of default occurs under the Credit Facility, in which event it will expire on the date the proposed merger is cancelled or an event of default occurs. At August 1, 2003, we had borrowings outstanding of $74.1 million under the Credit Facility. We have sufficient availability under the Credit Facility to meet our working capital needs in the near future.

In connection with the proposed merger, CGW has commitments to obtain new financing arrangements to fund AHL’s operations following the proposed merger. Our existing Credit Facility will be repaid with proceeds from the new financing and then terminated. If the proposed merger is not consummated for any reason, our Credit Facility will expire on the date the proposed merger is cancelled. If the proposed merger is cancelled, management will attempt to negotiate with its lenders to extend the maturity of the Credit Facility. However, we cannot assure you that such negotiations, if required, will be successful. We also cannot assure you that we will be able to obtain any replacement credit facility or that other sources of liquidity will be available to us if the proposed merger is not completed and our Credit Facility is cancelled.

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

Going Concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As described in our condensed consolidated financial statements, we have $62.4 million in bank borrowings outstanding at June 30, 2003, which are due no later than August 29, 2003. In addition, we had a net working capital deficit of approximately $81.3 million at June 30, 2003, and we have incurred recurring operating losses in recent years. Although the proposed merger, if completed as planned, would result in the retirement of a large portion of the debt and the recapitalization of the Company, there can be no assurance that such transactions will close as contemplated. If the proposed merger is terminated, management would attempt to negotiate with its lenders to extend the maturity of its Credit Facility. Furthermore, in such event, management will undertake additional efforts to raise capital and reduce costs. However, there can be no assurance that such negotiations, if required, will be successful. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

INTEREST RATE RISK

We maintain a Credit Facility which subjects us to the risk of increased interest expense associated with movements in market interest rates. Our Credit Facility had a balance outstanding of $62.4 million at June 30, 2003 and bore interest at a variable rate of 12% to 14%. Based on outstanding borrowings, it is estimated that an increase in the prevailing interest rates of 100 basis points would result in a decrease in net income of approximately $0.4 million, or $0.03 per share, for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated March 28, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

2.2	First Amendment to Agreement and Plan of Merger, dated March 8, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

2.3	Second Amendment to Agreement and Plan of Merger, dated May 30, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

2.4	Third Amendment to Agreement and Plan of Merger, dated June 13, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

2.5	Fourth Amendment to Agreement and Plan of Merger, dated June 30, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

2.6	Fifth Amendment to Agreement and Plan of Merger, dated July 16, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

3.1	Restated and Amended Articles of Incorporation of AHL (incorporated by reference to the Registration Statement on Form 8-A dated March 3, 1997).

3.2	Bylaws of AHL, effective as of October 31, 2001 (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	Specimen Common Stock Certificate (incorporated by reference to AHL’s Registration Statement on Form S-1 (File No. 333-20315)).

4.2	Articles 2, 3 and 9 of the Amended and Restated Articles of Incorporation of AHL (incorporated by reference to AHL’s Registration Statement on Form 8-A, dated March 25, 1997).

4.3	Articles I, V, VII and IX of the Bylaws of AHL, effective as of October 1, 2001 (incorporated b reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

31.1*	Rule 13a-14 Certifications of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14 Certifications of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AHL SERVICES, INC. (REGISTRANT)

Date: August 14, 2003	By:	/s/ Heinz Stubblefield
Heinz Stubblefield Chief Financial Officer (Duly Authorized Officer, Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated March 28, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

2.2	First Amendment to Agreement and Plan of Merger, dated March 8, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

2.3	Second Amendment to Agreement and Plan of Merger, dated May 30, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

2.4	Third Amendment to Agreement and Plan of Merger, dated June 13, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

2.5	Fourth Amendment to Agreement and Plan of Merger, dated June 30, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

2.6	Fifth Amendment to Agreement and Plan of Merger, dated July 16, 2003, by and among Huevos Holdings, Inc., AHL Services, Inc., Frank A. Argenbright, Jr., Kathleen B. Argenbright, Argenbright Partners, L.P., Francis A. Argenbright, Jr. Charitable Remainder Trust, A. Clayton Perfall and Caledonia Investments plc (incorporated by reference to AHL’s 2003 Proxy Statement, dated July 21, 2003).

3.1	Restated and Amended Articles of Incorporation of AHL (incorporated by reference to the Registration Statement on Form 8-A dated March 3, 1997).

3.2	Bylaws of AHL, effective as of October 31, 2001 (incorporated by reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	Specimen Common Stock Certificate (incorporated by reference to AHL’s Registration Statement on Form S-1 (File No. 333-20315)).

4.2	Articles 2, 3 and 9 of the Amended and Restated Articles of Incorporation of AHL (incorporated by reference to AHL’s Registration Statement on Form 8-A, dated March 25, 1997).

4.3	Articles I, V, VII and IX of the Bylaws of AHL, effective as of October 1, 2001 (incorporated b reference to AHL’s Annual Report on Form 10-K for the year ended December 31, 2001).

31.1*	Rule 13a-14 Certifications of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14 Certifications of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.